Form 10-K
period 1993-12-31
RAYTHEON CO
filed 1994-03-29
CIK 82267

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993.

   / /      Transition  report  pursuant  to  Section  13  or  15(d)  of   the
            Securities  Exchange  Act  of  1934  [No  Fee  Required]  for  the
            transition period from............... to ..............

                          Commission File Number 1-2833

                                 RAYTHEON COMPANY
              (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                  04-1760395
   (State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

                  141 SPRING STREET, LEXINGTON, MASSACHUSETTS        02173
                  (Address of Principal Executive Offices)        (Zip Code)

        Registrant's telephone number, including area code (617) 862-6600

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of Each Exchange on Which Registered

   Common Stock, $1.00 par value          New York Stock Exchange
   Preferred Stock, No par value          Chicago Stock Exchange
                                          Pacific Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X. No ...

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 27, 1994, was approximately $8,310,052,324. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

   Number  of shares  of Common  Stock  outstanding as  of February  28, 1994:
   135,074,691

   Documents incorporated by reference and made a part of this Form 10-K:

   Portions of Raytheon's Annual Report to Stockholders     Part I, Part II,
   for the fiscal year ended December 31, 1993              Part IV

   Portions of the Proxy Statement for Raytheon's           Part III
   1994 Annual Meeting which will be filed with the Commission within 120 days of the close of Raytheon's fiscal year

                                      PART I

   ITEM 1.  BUSINESS
                                     GENERAL

      Raytheon is a diversified, international, multi-industry, technology-based company. Its principal business is the design, manufacture and sale of electronic devices, equipment and systems for government and commercial use. Through a diversification program begun in 1964, Raytheon has expanded into aircraft products, energy and environmental services, major appliances and textbook publishing. In recent years, the Company's strategy has been to strengthen its commercial businesses through consolidation, operational improvement and acquisitions and to diversify core defense technologies into commercial markets while remaining a strong defense company.

      Sales to the United States Government (the "Government"), principally to the Department of Defense, were $4.501 billion in 1993 and $4.666 billion in 1992 representing 48.9% of total sales in 1993 and 51.5% in 1992. Of these sales, $779 million in 1993 and $579 million in 1992 represented purchases made by the Government on behalf of foreign governments.

      Raytheon's businesses are organized into four segments: Electronics, Aircraft Products, Energy and Environmental and Major Appliances.

                               ELECTRONICS SEGMENT

      The Electronics segment consists of several business units that work primarily on government contracts: Missile Systems Division, Equipment Division, Electromagnetic Systems Division, Research Division and the Advanced Device Center. The principal contributor to electronic sales and earnings in recent years has been and continues to be sales to the United States and foreign governments of air defense missile systems, subsystems and components. The Patriot Air Defense System, the Company's largest program, had sales of $1.248 billion, $1.209 billion and $1.265 billion, in 1993, 1992 and 1991, respectively.

      Other products and services sold directly or indirectly to the Government include: ship and land based radar systems for surveillance, target identification, tracking, fire control, navigation, air traffic control and weather observation; sonar systems; communications systems; electronic countermeasures systems and electronic components (see Backlog Discussion, p. 6). Some of the Government's procurement is for non-military use such as air traffic control and weather observation.

      Raytheon acts as a prime contractor or major subcontractor for many different Government programs including those that involve the development and production of new or improved weapons or other types of electronics systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts.

      The funding of Government programs is usually subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

      Generally, Government contracts have provisions for audit, price redetermination and other profit and cost controls and limitations and may be terminated, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the contractor may also receive some allowance for profit on the work performed. The right to terminate for convenience has not had any significant effect upon Raytheon's business in light of its total Government business.

      Raytheon's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into two basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, and (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, travel costs in excess of government rates and certain litigation defense costs.

      Raytheon's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price
   (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, Raytheon's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, Raytheon usually receives progress payments monthly from the Government generally in amounts equalling 85% of costs incurred under the contract. For contracts and modifications issued after November 11, 1993, progress payments may not exceed 75% of incurred costs. This rate may be adjusted from time to time on the basis of the Short Term Commercial Borrowing Rate published by the

   Federal Reserve. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

      Raytheon's Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. Raytheon has not, at any time, been debarred or suspended.

      Under many Government contracts, Raytheon is required to maintain facility and personnel security clearances complying with Department of Defense ("DOD") requirements.

      Companies such as Raytheon, which are engaged in supplying defense-related equipment to the Government, are subject to certain business risks peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

      As a result of the 1985 Balanced Budget and Emergency Deficit Reduction Control Act, the federal deficit and changing world order conditions, DOD budgets have been subject to increasing pressure resulting in an uncertainty as to the future effects of DOD budget cuts. Raytheon has, nonetheless, maintained a solid foundation of tactical defense systems which meet the needs of the United States and its allies, as well as serving a broad government program base and wide range of commercial electronics businesses. These factors lead management to believe that there is high probability of continuation of Raytheon's current major tactical defense programs.

      During the first quarter of 1994 the Company's Board of Directors approved a company-wide restructuring plan designed to help maintain the Company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. The plan will be implemented over a two-year period and will result in a one-time, pre-tax charge of $250 million ($162 million after tax). The major elements of the plan include the costs of employee separations and relocations, facility consolidations and facility and equipment disposals.

      The Electronics segment's commercial group consists of Raytheon Marine Company, Seiscor Technologies, the Semiconductor Division, Switchcraft, Inc., BSG-Schalttechnik GmbH & Company and REMCO, S.A. In addition,

   D.C.Heath and Company is part of the group. Electronic products sold to commercial customers include: marine collision avoidance systems; marine radiotelephones, radars, autopilots and "Fathometer " depth sounders; and components such as semiconductor devices, transistors, diodes, integrated circuits, electronic controls for automobiles and appliances, switches, jacks and plugs. Some electronic products are manufactured and assembled for Raytheon outside of the United States.

      Raytheon's D.C. Heath and Company division publishes school and college textbooks and educational software.

                            AIRCRAFT PRODUCTS SEGMENT

      Raytheon's Aircraft Products segment consists of Raytheon Corporate Jets, Inc. and Beech Aircraft Corporation. Raytheon Corporate Jets was formed in 1993 to acquire the assets of the Corporate Jets business of British Aerospace plc, and Beech was acquired in 1980.

      Raytheon Corporate Jets designs, manufactures, services and supports the "Hawker(TM)" 800 and "Hawker(TM)" 1000 medium-sized business jets, which are sold in domestic and international markets. More than 850 Hawker aircraft of various models have been sold throughout the world since the product line was introduced in 1960 as the de Havilland 125.

      Beech, founded in 1932, designs, manufactures, services and supports piston-powered, jetprop and light jet aircraft for the world's business, military and regional airline markets. The single engine piston-powered Beechcraft Bonanza introduced in 1947 enjoys the distinction of the longest continuous production of any aircraft in history. Beech also produces the twin-engine piston-powered Baron, several models of turbine-powered aircraft in the Starship and King Air jetprop product lines, and the Beechjet light business jet and its military counterpart, the T-1A Jayhawk Trainer sold to the United States Air Force. The Beech 1900D is a stand-up cabin 19-passenger aircraft sold to commuter airlines and corporate customers. Beech also produces two missile target drones for the United States and its allied forces. Beech operates fixed base operations at airports throughout the United States and supports military aircraft throughout the world.

                         ENERGY AND ENVIRONMENTAL SEGMENT

      The Energy and Environmental segment is comprised of operating subsidiaries of Raytheon Engineers & Constructors International, Inc., including Raytheon Engineers & Constructors, Inc., Raytheon Service Company and Cedarapids, Inc. Raytheon Engineers & Constructors -- formed in 1993 to consolidate the operations of United Engineers & Constructors and The Badger Company -- designs, constructs and maintains petroleum, petrochemical, chemical processing, cogeneration facilities, electrical generating and industrial plants, and infrastructure projects.

      The former Badger operations, both domestically and through subsidiaries in The Netherlands and elsewhere, specialize in the engineering, design and construction of petroleum refining, lube oil, petrochemical, fertilizer, chemical, plastics, synthetic fuels and environmental treatment plants. Customers include many of the world's largest petroleum, petrochemical and chemical companies.

      The former United Engineers operations, domestically and internationally, are engaged in the design, construction and maintenance of electricity generating fossil fuel and nuclear plants, electrical substations, metals manufacturing and processing plants and other types of heavy industrial plants. In addition, Raytheon Engineers & Constructors provides engineering services relating to facility and site planning, environmental assessment and design studies. It also designs and constructs specialty process, pharmaceutical and biotechnology plants. Customers include a number of major utility companies, industrial concerns and the Department of Energy.

      Raytheon Engineers & Constructors undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey"), and as a result benefits from cost savings and carries the burden of cost overruns.

      During 1993 Raytheon Engineers & Constructors acquired selected assets of Gibbs & Hill, Harbert Construction Company and Ebasco Services, Inc., providing additional resources in power, infrastructure, construction and quality assurance.

      Cedarapids, Inc. designs and manufactures a wide range of stationary and portable aggregate producing equipment, asphalt paving equipment, mixing plants and soil remediation systems.

      Raytheon Service Company offers worldwide engineering, construction, installation, operation, maintenance, environmental and training services and supports and maintains other complex military and industrial systems.

                             MAJOR APPLIANCES SEGMENT

      The Major Appliances segment, which consists of Amana Refrigeration, Inc. and Speed Queen Company, manufactures and sells household and commercial appliances under the Amana, Speed Queen, Caloric, Modern Maid, Sunray and Menumaster brand names. Products include refrigerators, freezers, microwave ovens, gas and electric ranges, washing machines, dryers, and other laundry products as well as other central heating and air conditioning products and home appliances. These products are sold to dealers, distributors and home builders for resale to the customer or for incorporation into new homes and apartments.

      Financial information about Operations by Business Segments and Operations by Geographic Areas is contained on page 41 of Raytheon's 1993 Annual Report to Stockholders and is incorporated herein by reference.

                                     BACKLOG

      Raytheon's backlog of orders at December 31, 1993 was $7.756 billion compared with $7.273 billion at the end of 1992. The 1993 amount includes funded backlog of $4.519 billion from the Government compared with $5.311 billion at the end of 1992. Normally, the Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, Raytheon's Government funded backlog represents only that amount which has been appropriated and against which Raytheon can be reimbursed for work performed.

      Approximately $996 million of the overall backlog figure represents the unperformed portion of multi-year direct orders from foreign governments, principally for air defense systems or components thereof and related services. Approximately $713 million of the overall backlog represents non-government foreign backlog, $604 million of which relates to Raytheon Engineers and Constructors' Rayong refinery project.

      Aircraft Products backlog was to $1.082 billion at the end of 1993 versus $1.028 billion at the end of 1992.

      Backlog in the Energy and Environmental segment was $1.824 billion at the end of 1993 compared with $906 million at the end of 1992. The increase was due primarily to the Ebasco acquisition. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

      Approximately $2.292 billion of the $7.756 billion 1993 year-end backlog is not expected to be filled during the following twelve months.

                             RESEARCH AND DEVELOPMENT

      During 1993, Raytheon derived net sales of $686.2 million ($672.6 million in 1992 and $586.2 million in 1991) pursuant to Government contracts for research and development. In addition, during 1993 Raytheon expended $279.4 million on research and development efforts compared with $289.9 million in 1992 and $278.5 million in 1991. These expenditures principally have been for product development for the Government and for aircraft products. Approximately 10,100 employees (10,400 for 1992), of whom 4,600 (4,800 for 1992) hold engineering or scientific degrees, were actively engaged in research and development at the end of 1993.

                                    SUPPLIERS

      Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers.

                                   COMPETITION

      The military and commercial industries in which Raytheon operates are highly competitive in both military and commercial areas. Raytheon's competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Products are subject to an unpredictable and often high degree of obsolescence. The Electronics segment is a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing and reliability are principal competitive factors considered by electronics customers. About half of the 50 largest defense contractors in the United States are competitors in the Electronics segment. At the present time, the Office of the Secretary of Defense (the undersecretary of Defense for Acquisition) is reviewing the Army's selection of the ERINT missile to satisfy the requirements of the Patriot Advanced Capability - 3 (PAC-3). If this decision is upheld, it is expected that Patriot's multimode development by the Company would continue as a risk reduction measure for the Army. The Company would continue to produce the Patriot Ground and Support equipment and would remain as Patriot System integrator.

      Competition in the Aircraft Products segment comes from a number of domestic and foreign jet, turboprop and piston aircraft manufacturers. Principal elements of competition in the industry are price, operating costs, reliability, cabin size and comfort, product quality, speed and service support.

      In the Energy and Environmental segment it is estimated that about 15 firms compete for major business opportunities worldwide. Competition is based primarily upon technical superiority, project experience and price. The ability to arrange or otherwise provide financing to customers is sometimes significant in attracting or retaining clients.

      In the Major Appliances segment, quality, warranty, price, advertising and marketing are all competitive factors. Approximately 24 firms compete with Raytheon in the appliance field. Of these, Raytheon considers four firms to be significant competitors.

                               PATENTS AND LICENSES

      In most of the businesses in which Raytheon is engaged, patents are prevalent. Raytheon and its subsidiaries own a large number of United States and foreign patents and patent applications. In addition, rights under the patents and inventions of others have been acquired through licenses.

      Raytheon's patent position is deemed adequate for the conduct of its businesses. Should additional rights be desirable, Raytheon believes that in most instances they can be acquired on reasonable terms. It is Raytheon's policy to enforce its own patent rights and to respect the rights of others. Typically there are a number of infringement claims pending or threatened both by and against Raytheon. In the opinion of management, these claims will be disposed of in a satisfactory manner.

                                    EMPLOYMENT

      At December 31, 1993, Raytheon had 63,800 employees compared with 63,900 employees at the end of 1992. During 1993 the employment level declined by 5,800 people and 5,700 people were added as a result of acquisitions. Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count. Raytheon considers its employee relations to be generally satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages. Over the past ten years, Raytheon has experienced only one work stoppage: a two-week stoppage at its Amana, Iowa facility.

                                  FOREIGN SALES

      Of total sales, Raytheon's sales to customers outside the United States were 18.4%, 18.7% and 17.7% in 1993, 1992 and 1991, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance, and microwave communication. Financing, to the extent needed for foreign manufacturing and sales, is generally sought in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

      On occasion Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Such representatives and distributors normally are paid either commissions or granted resale discounts in return for services rendered in connection with obtaining orders.

      Licenses are required from Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) for export from the United States of many of Raytheon's products. In the case of certain sales of defense equipment and services to foreign governments, the Government's Executive Branch must notify Congress at least 30 days prior to authorizing such sales. During that time, Congress may take action to block the proposed sale.

   ITEM 2.  PROPERTIES

      Raytheon and its subsidiaries operate in a number of plants, laboratories and office facilities in the United States and abroad.

      Raytheon's manufacturing, engineering, research, administrative, sales and storage floor space aggregated approximately 30.2 million square feet at December 31, 1993, more than 90% of which was located in the United States. Of such total, 59% was owned, 30% was held pursuant to long-term leases, 5% was held pursuant to short-term leases and 6% was Government-owned. Raytheon's facilities are suitable and adequate for its current level of business. In connection with a recently announced restructuring plan, certain facilities will be disposed of following consolidation.

      Raytheon maintains a wide-spread energy conservation effort in cooperation with Federal and state agencies. While Raytheon's businesses generally utilize clean manufacturing processes, such processes at times utilize chemicals, solvents, gases and other materials which could be hazardous. Several states have adopted "right-to-know" legislation entitling employees and, to a lesser extent, the public to information concerning such materials. Discharge of effluents and smoke particles are regulated by Federal and state agencies and frequently require permits. Discharge in excess of permit limitations may result in fines.
   Enforcement proceedings may be brought by citizen groups as well as government agencies. In the opinion of management, Raytheon complies with these regulations in all material respects.

   ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company's responsibility, it is not possible to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company's financial position or results of operations after giving effect to provisions already recorded.

      As previously reported, in 1989 Beech was cited by the EPA, Region VII (Kansas City Office) for its failure to comply with a Wastewater Discharge Permit and applicable regulations. Beech has entered into a Consent Decree pursuant to which it will pay a civil penalty of $521,735 and install paint booth centrifuges at its Wichita facility.

      Accidents involving personal injuries and property damage occur in general aviation travel. When permitted by appropriate government agencies, Beech investigates accidents related to Beech products involving fatalities or serious injuries. Through a relationship with FlightSafety International, Beech provides initial and recurrent pilot and maintenance training services to reduce the frequency of accidents involving its products.

      Beech is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries
   including, in some cases, punitive and exemplary damages. Beech maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note J to
   Raytheon's Financial Statements for the years ended December 31, 1993,
   1992 and 1991.)

      The insurance policies for product liability coverage held by Beech do not exclude punitive damages, and it is the position of Beech and its counsel that punitive damage claims are therefore covered. Historically, the defense of punitive damage claims has been undertaken and paid by insurance carriers. Under the law of some states, however, insurers are not required to respond to judgments for punitive damages. Nevertheless, to date there have been no judgments for punitive damages sustained against Beech.

      Defense contractors are subject to many levels of audit and investigation. Among agencies which oversee contract performance are: the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, and the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by Raytheon in governmental contracting.

      Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of any of these matters, in the opinion of management, any liability arising from them will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

   SUBSTITUTE ITEM 4.   EXECUTIVE OFFICERS OF REGISTRANT AS OF
                        MARCH 1, 1994

   Max E. Bleck. Director since November 1990 and President since March 1991. Prior to assuming his present position, Mr. Bleck served as President and Chief Executive Officer - Beech Aircraft Corporation from 1987. Age: 66

   Philip W. Cheney. Vice President - Engineering since February 1990. Prior to assuming his present position, Dr. Cheney served as Program Manager - AMRAAM, Missile Systems Division from January 1985. Age: 58

   Stanley L. Clark. Vice President and Group Executive - Commercial Electronics Group since May 1992. Prior to assuming his present position, Mr. Clark served as Group Executive - Commercial Electronics Group from January 1992 and as President of Raytheon Marine Company from February 1983. Age: 50

   Peter R. D'Angelo.  Vice President - Corporate Controller since February

   1992. Prior to assuming his present position, Mr. D'Angelo served as Controller - Missile Systems Division from 1984. Age: 55

   Herbert Deitcher.  Senior Vice President - Treasurer since November 1989.
   Age: 60

   David S. Dwelley. Vice President - Strategic Business Development since April 1991. Prior to assuming his present position, Mr. Dwelley served as Vice President - President, Raytheon Europe Limited from 1989. Age: 54

   John F. Harding.  Vice President - Contracts since October 1988.  Age: 55

   Christoph L. Hoffmann. Senior Vice President - Law, Human Resources and Corporate Administration, and Secretary since February 1994. Prior to assuming his present position, Mr. Hoffmann served as Vice President, Secretary and General Counsel from July 1991 and as Senior Vice President, General Counsel and Secretary of Pneumo Abex Corporation from 1986. Age:
   49

   Thomas D. Hyde. Vice President and General Counsel since February 1994. Prior to assuming his present position, Mr. Hyde served as Assistant General Counsel from August 1992, as Senior Vice President, General Counsel and Chief Financial Officer of MNC Financial Inc. Special Assets Bank from 1991, and as Vice President, Finance Manville Sales Corporation from 1988. Age: 45

   Charles Q. Miller. Senior Vice President and Group Executive - Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. since March 1993. Prior to assuming his present position, Mr. Miller served as President, United Engineers & Constructors, Inc. from 1990 and as Vice President-General Manager of Stearns-Rogers Division from 1989. Age: 48

   John R. Pasquariello. Vice President - President and Chief Executive Officer of Cedarapids Inc. since September 1993. Prior to assuming his present position, Mr. Pasquariello served as Vice President - Environmental Quality from 1992, as Vice President-Manufacturing and Environmental Quality from April 1990 and as Vice President-Manufacturing from 1979. Age: 64

   Dennis J. Picard. Director since 1989 and Chairman and Chief Executive Officer since March 1991. Prior to assuming his present position, Mr. Picard served as President from 1989. Age: 61

   C. Dale Reis.  Vice President and General Manager - Equipment Division
   since September 1993.   Prior to assuming his present position, Mr. Reis
   served as Vice President-General Manager, Submarine Signal Division from October 1990 and Manager-Equipment Development Laboratories, Equipment Division from 1988. Age: 48

   Sheldon Rutstein. Senior Vice President - Chief Financial Officer since February 1992. Mr. Rutstein also serves as Chief Accounting Officer.

   Prior to assuming his present position, Mr. Rutstein served as Senior Vice President-Controller from 1989. Age: 59

   Robert A. Skelly. Vice President - Assistant to the Executive Office. Prior to assuming his present position, Mr. Skelly served as Vice President-Administration, Environmental Quality and Procurement since September 1992, as Vice President-Public and Financial Relations from January 1991 and as Assistant to the President from August 1989. Age: 51

   Robert L. Swam. Senior Vice President, Group Executive - Appliance Group since January 1992. Prior to assuming his present position, Mr. Swam was an independent consultant from 1989. Age 53

   William H. Swanson. Senior Vice President - General Manager, Missile Systems Division since August 1990. Prior to assuming his present position, Mr. Swanson served as Vice President - Assistant General Manager-Operations, Missile Systems Division from 1989. Age: 45

   Arthur E. Wegner. Senior Vice President - Chairman and Chief Executive Officer of Beech Aircraft Corporation since July 1993. Prior to assuming his present position, Mr. Wegner served as Executive Vice President and President of the Aerospace/Defense Sector of United Technologies Corporation from 1989. Age: 56

   Edmund B. Woollen. Vice President - Government Marketing since December 1992. Prior to assuming his present position, Mr. Woollen served as Vice President-Corporate Marketing from October 1990 and as Director of Marketing, Government Group from 1986. Age: 49

      Each executive officer was elected by the Board of Directors to serve for a term of one year and until his successor is elected and qualified or until his earlier removal, resignation or death.

                                     PART II

   Item 5.  Market For Registrant's Common Equity and Related Stockholder
            Matters

            This information is contained in the Annual Report to Stockholders for the year ended December 31, 1993 on page 1, on page 40 under the caption "Quarterly Financial Data" and on the back cover and is incorporated herein by reference.

   Item 6.  Selected Financial Data

            This information is included in the "Ten Year Statistical Summary" contained in the Annual Report to Stockholders for the year ended December 31, 1993 on pages 42 and 43 and is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This information is contained in the Annual Report to Stockholders for the year ended December 31, 1993 on pages 35 through 40 and is incorporated herein by reference.

   Item 8.  Financial Statements and Supplemental Data

            Financial statements and supplementary data of the Registrant are contained in the Annual Report to Stockholders for the year ended December 31, 1993 on pages 44 through 59 and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

   Item 9.  Changes in and Disagreements with Accountants and Financial
            Disclosure

            None.

   Item 10.       Directors and Executive Officers of the Registrant

            Information regarding the directors of the Registrant is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 25, 1994 on pages 2 and 3 under the caption "Election of Directors" and is incorporated herein by reference. See Part I, Substitute Item 4 of this Form 10-K for information regarding the executive officers of the Registrant.

   Item 11.       Executive Compensation

            This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 25, 1994 beginning with the caption "Executive Compensation" on pages 6 through 9 and is incorporated herein by reference.

   Item 12.       Security Ownership of Certain Beneficial Owners and
            Management

            This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 25, 1994 under the caption "Security Ownership" on pages 4 and 5 and is incorporated herein by reference.

   Item 13.       Certain Relationships and Related Transactions

            This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 25, 1994 under the caption "Other Information" on page 15 and is incorporated herein by reference.

                                     PART IV

   Item 14.       Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

   (a)      Financial Statements and Schedules

      (1) The following financial statements of Raytheon Company and Subsidiaries Consolidated, as contained in Raytheon's 1993 Annual Report to Stockholders, are hereby incorporated by reference:

            Balance Sheets at December 31, 1993 and 1992

            Statements of Income for the Years Ended
                  December 31, 1993, 1992 and 1991

            Statements of Stockholders' Equity for the
                  Years Ended December 31, 1993, 1992 and 1991

            Statements of Cash Flows for the Years Ended
                  December 31, 1993, 1992 and 1991

      (2)   The following schedules are included in this report:

            Schedule II       -     Amounts Receivable from Employees for the
                                    Three Years Ended December 31, 1993

            Schedule V        -     Property, Plant and Equipment for the
                                    Three Years Ended December 31, 1993

            Schedule VI       -     Accumulated Depreciation, Depletion and
                                    Amortization of Property, Plant and
                                    Equipment for the Three Years Ended
                                    December 31, 1993

            Schedule VIII     -     Reserves for the Three Years Ended
                                    December 31, 1993

            Schedule IX       -     Short-Term Borrowing for the Three Years
                                    Ended December 31, 1993

   Schedules I, III, IV, VII, X, XI, XII and XIII are omitted because they are not required, not applicable, or the information is otherwise included.

   (b)      Reports on Form 8-K

            On June 9, 1993, the Company filed a Form 8-K reporting the acquisition by Raytheon Company of the business of Corporate Jets Inc.

   (c)      Exhibits

      (3.1) Raytheon Company Certificate of Incorporation, as amended through

            July 1, 1987, heretofore filed as an Exhibit to Registration Statement No. 33-15396, is hereby incorporated by reference.

      (3.2) Raytheon Company By-Laws, as amended through August 22, 1990, heretofore filed as an Exhibit to Raytheon's Form 10-K for the year ended December 31, 1990, are hereby incorporated by reference.

      (4) On July 3, 1986, the Company filed a registration statement on Form 8-A, which form was amended on June 28, 1988, describing certain rights that may accrue to stockholders in the event that a person or group acquires beneficial ownership of 20% or more of the Company's outstanding capital stock or commences a tender or exchange offer that would result in such person or group owning 25% or more of such outstanding capital stock. Said Registration Statement is hereby incorporated by reference.

   (10.1) Raytheon's 1976 Stock Option Plan, filed as an exhibit to Raytheon's Registration Statement No. 33-23449 on Form S-8, is hereby incorporated by reference.

   (10.2) Raytheon's 1991 Stock Plan, filed as an exhibit to Raytheon's 1991 Form 10-K, is hereby incorporated by reference.

   (13) Raytheon's 1993 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated by reference).

   (22)     Subsidiaries of Raytheon Company

   (24.1)   Consent of Independent Accountants

   (24.2)   Report of Independent Accountants

   (28.1)   Annual Report on Form 11-K for the        (To be filed at a
            Raytheon Savings and Investment Plan      later date under
                                                      Form 8)

   (28.2)   Annual Report on Form 11-K for the  (To be filed at a
            Raytheon Savings and Investment Plan      later date under
            for Specified Hourly Payroll Employees    Form 8)

   (28.3)   Annual Report on Form 11-K for the  (To be filed at a
          Caloric Savings and Investment Plan         later date under
                                                      Form 8)

      (28.4)     Annual Report on Form 11-K for the   (To be filed at a
          Badger Company, Inc. Savings and            later date under
          Investment Plan                             Form 8)

   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   RAYTHEON COMPANY

   By: /s/ Thomas D. Hyde
           Thomas D. Hyde
           Vice President and General Counsel for the Registrant


   Dated:  March 23, 1994

   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                    TITLE                       DATE

                    Chairman of the Board
    Dennis J. Picard         and Director (Principal          March 23, 1994
   (Dennis J. Picard)          Executive Officer)

     Max E. Bleck            President and Director           March 23, 1994
    (Max E. Bleck)

    Charles F. Adams               Director                   March 23, 1994
   (Charles F. Adams)

    Francis H. Burr                Director                   March 23, 1994
   (Francis H. Burr)

    Ferdinand Colloredo-Mansfeld   Director                   March 23, 1994
   (Ferdinand Colloredo-Mansfeld)

    Theodore L. Eliot, Jr.         Director                   March 23, 1994
   (Theodore L. Eliot, Jr.)

    Barbara B. Hauptfuhrer         Director                   March 23, 1994
   (Barbara B. Hauptfuhrer)

    Richard D. Hill                Director                   March 23, 1994
   (Richard D. Hill)

    James N. Land, Jr.             Director                   March 23, 1994
   (James N. Land, Jr.)

    Thomas L. Phillips             Director                   March 23, 1994
   (Thomas L. Phillips)

    Warren B. Rudman               Director                   March 23, 1994
   (Warren B. Rudman)

    Joseph J. Sisco                Director                   March 23, 1994
   (Joseph J. Sisco)

    Alfred M. Zeien                Director                   March 23, 1994
   (Alfred M. Zeien)

    Sheldon Rutstein          Senior Vice President -         March 23, 1994
   (Sheldon Rutstein)         Chief Financial Officer
                  (Chief Accounting Officer)

                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           -----------------------------------------------
                                           SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                            ---------------------------------------------
                                                           (In thousands)

                 COLUMN A                 COLUMN B       COLUMN C               COLUMN D                      COLUMN E

                                          Balance at                           Deductions            Balance at close of period
                                          beginning                     Amounts       Amounts
              Name of debtor              of period      Additions      collected    written off   Current        Non-current
   ---------------------------------------------------------------------------------------------------------------------------
   YEAR ENDED DECEMBER 31, 1993

     Elizabeth H. Allen     (4)           $  -           $475           $475        $  -           $  -           $  -
     Max E. Bleck           (1)            800              -              -           -            800              -
     Tom B. Burgher         (2)             23              -              7           -              7              9
     Larry R. Capps         (3)             31              -             31           -              -              -
     Kenneth A. Dickerson   (4)            430              -            430           -              -              -
     James V. DiLorenzo     (5)            155              -             19           -             21            115
     Edward C. Douglas      (6)            288              -             11           -             12            265
     S. Robert Foley        (7)            141              -            141           -              -              -
     David W. Gerety        (9)             64              -             27           -             12             25
     Ronald J. Lazarto     (10)              5              -              5           -              -              -
     Charles Q. Miller     (20)              -            175              -           -            175              -
     C. Dale Reis          (11)            100              -            100           -              -              -
     Gerard A. Smith        (7)             70              -             70           -              -              -
     Robert L. Swam        (13)            250              -             30           -             40            180
     Frank D. Umanzio      (14)            189              -              -           -            189              -

                                                        (continued next page)


                                           SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                            ---------------------------------------------
                                                           (In thousands)


                 COLUMN A                 COLUMN B       COLUMN C               COLUMN D                      COLUMN E

                                          Balance at                           Deductions            Balance at close of period
                                          beginning                     Amounts
              Name of debtor              of period      Additions      collected    written off   Current        Non-current
   ---------------------------------------------------------------------------------------------------------------------------
   YEAR ENDED DECEMBER 31, 1992

     Max E. Bleck           (1)           $800           $   -            $  -      $  -             $800            $  -
     Tom B. Burgher         (2)            255               -             232         -                8              15
     Larry R. Capps         (3)              -             130              99         -               31               -
     Kenneth A. Dickerson   (4)            430               -               -         -              430               -
     James V. DiLorenzo     (5)            172               -              17         -               19             136
     Edward C. Douglas      (6)            299               -              11         -               11             277
     S. Robert Foley        (7)            175               -              34         -               25             116
     Chet E. Foraker        (8)            136               -             136         -                -               -
     David W. Gerety        (9)            150               -              86         -               10              54
     Richard B. Johnston    (8)              -             155             155         -                -               -
     Ronald J. Lazarto     (10)            150               -             145         -                5               -
     C. Dale Reis          (11)            120               -              20         -               20              80
     Richard A. Rom        (12)             24               -              24         -                -               -
     Gerard A. Smith        (7)            102               -              32         -               34              36
     Robert L. Swam        (13)              -             250               -         -               30             220
     Frank D. Umanzio      (14)            189               -               -         -              189               -


                                                        (continued next page)


                                           SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                           ----------------------------------------------
                                                             (continued)

                 COLUMN A                  COLUMN B      COLUMN C               COLUMN D                      COLUMN E

                                          Balance at                           Deductions            Balance at close of period
                                          beginning                     Amounts
              Name of debtor              of period      Additions      collected    written off   Current        Non-current
   ---------------------------------------------------------------------------------------------------------------------------
   YEAR ENDED DECEMBER 31, 1991
     Max E. Bleck           (1)           $  -           $ 800            $  -         $  -          $800            $  -
     Jay T. Bluestein      (15)            120               -               -          120             -               -
     Tom B. Burgher         (4)              -             255               -            -           255               -
     Kenneth A. Dickerson   (4)            430               -               -            -           430               -
     James V. DiLorenzo     (5)            187               -              15            -            17             155
     Edward C. Douglas      (6)            302               -               3            -            15             284
     Richard J. Foley       (8)              -             400             400            -             -               -
     S. Robert Foley        (7)              -             305             130            -            26             149
     Chet E. Foraker        (8)              -             136               -            -           136               -
     Thomas M. Gallagher    (8)            160               -             160            -             -               -
     David W. Gerety        (9)              -             150               -            -            38             112
     Ronald D. Kalp        (16)            178               -             128           50             -               -
     Ronald J. Lazarto      (4)            150               -               -            -           150               -
     Robert J. Minton      (17)            104               -               -          104             -               -
     C. Dale Reis          (11)            168             287             335            -            20             100
     Richard A. Rom        (12)             34               -              10            -            11              13
     John T. Rowntree       (8)             65               -              65            -             -              -
     Gerard A. Smith        (7)            131               -              29            -            32              70
     Frank D. Umanzio      (14)              -             189               -            -           189               -

                                                        (continued next page)


                                           SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                           ----------------------------------------------
                                                             (continued)

            1.    Non-interest bearing loan for the purchase of employee's home in Massachusetts, repayable upon the employee selling the home or ending his employment.  Raytheon holds a mortgage on the home.

            2.    Non-interest bearing loan made on a demand note was reduced by a partial principal payment and converted to a non-interest bearing installment term loan commencing in January 1993.  Raytheon holds a mortgage on the home of this employee.

            3.    Non-interest bearing loan made on a demand note was reduced by a partial principal payment.  Raytheon holds a mortgage on the home of this employee.

            4.    Non-interest bearing loan made on a demand note to be paid on the sale of the first home.

            5.    Non-interest bearing installment loan with annual installments commencing February 15, 1990 and continuing through February 15, 1999.  Raytheon Company holds a mortgage on the home of this employee.

            6.    Interest bearing loan made on a demand note to be paid on the sale of the first home.  Raytheon
                  Company holds mortgages on both homes of this employee.  Employee pays $2600 per month as partial payment of principal and interest until sale of either home is completed.

            7.    Non-interest bearing interim loan was reduced by the proceeds from the sale of the employee's home and converted to a non-interest bearing installment loan with annual installments.  The balance was prepaid when the employee left the company.

            8.    Non-interest bearing loan made on a demand note to be paid upon the sale of the first home.  Raytheon
                  Company held a mortgage on the homes of these employees.

            9.    Interest bearing loan made on a demand note was reduced by partial principal payment and converted to a non-interest bearing installment term loan commencing February 1992 and maturing in March 1997 which was modified in 1993 as a result of the prepayment of part of the principal.  Raytheon holds a mortgage on the home of this employee.

                                                        (continued next page)

                                           SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                                           -----------------------------------------------
                                                             (continued)

            10.   Interest bearing loan made on a demand note which was paid on the sale of the first home.  Raytheon
                  Company held a mortgage on the home of this employee.

            11.   Borrowing on a non-interest bearing line of credit enabled relocated employee to build a new home.
                  Upon completion of construction, the loan was converted to an interest free installment term loan with a value of $117,170 and with annual installments commencing in 1992 and continuing through 1996.  The loan was liquidated in 1993.

            12.   Non-interest bearing loan made on a demand note was reduced by partial principal payment and converted to a non-interest bearing installment term loan with monthly payments commencing in September, 1990 and was paid in full in 1992.  Raytheon Company held a mortgage on the home of this employee.

            13.   Non-interest bearing installment term loan maturing in February 1997.  Raytheon holds a mortgage on the home of this employee.

            14.   Relocation loan, part of which is interest bearing, was made to the employee to be repaid in January,
                  1994, unless either home is sold earlier.  Raytheon Company holds mortgages on two homes of this employee.

            15.   Non-interesting bearing loans made on demand notes and involving employee relocations.  Amount was written off in 1991 based upon multiple relocation agreements made with employee.

            16.   Non-interest bearing 10-year installment loan was partially repaid in July, 1991 with the balance being written off pursuant to a severance agreement with the employee.  Raytheon Company held a mortgage on the two homes of this former employee.

            17.   Interest bearing loan made on a demand note to be paid on the sale of the first home.  Raytheon
                  Company held a mortgage on the home in Georgia of this former employee.  Amount was charged to a reserve in 1991.

            18.   Non-interest bearing installment loan with balance due paid in February 1990.  Raytheon Company held a mortgage on the home of this employee.

            19.   Non-interest bearing 8-year installment loan with balance due paid in May 1990.  Raytheon Company held a mortgage on the home of this employee.

            20.   Non-interest bearing loan made on a demand note.  In January 1994, the employee's home was sold and the loan reduced to an installment term loan.  The remaining installment in the amount of $17,279 is payable in January 1995.


         PAGE 25
                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           ----------------------------------------------
                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                             -------------------------------------------
                                                           (In thousands)

                       COLUMN A                      COLUMN B       COLUMN C       COLUMN D         COLUMN E        COLUMN F

                                                    Balance at                                  Other changes        Balance
                                                     beginning      Additions                   add (deduct)         at end
                    Classification                   of period       at cost     Retirements        Note (1)        of period
      ------------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1993:
        Land                                       $   46,254     $  1,642       $    350       $     <50>        $   47,496
        Building and leasehold improvements           888,039       29,847         12,368            <719>           904,799
        Machinery and equipment                     2,482,229      256,135        158,203          <1,766>         2,578,395
        Equipment leased to others                     61,636       22,678         24,671               -             59,643
                                                   ----------     --------       --------       ---------         ----------
                                                   $3,478,158     $310,302(2)    $195,592       $  <2,535>        $3,590,333
                                                   ==========     ========       ========       =========         ==========

      Year ended December 31, 1992:
        Land                                       $   47,082     $     290      $    674       $    <444>        $   46,254
        Building and leasehold improvements           870,458        33,324         9,709          <6,034>           888,039
        Machinery and equipment                     2,614,297       227,726       337,883         <21,911>         2,482,229
        Equipment leased to others                     67,518        46,386        52,268               -             61,636
                                                   ----------     ---------      --------       ---------         ----------
                                                   $3,599,355     $ 307,726      $400,534       $ <28,389>        $3,478,158
                                                   ==========     =========      ========       =========         ==========

      Year ended December 31, 1991:
        Land                                       $   47,892     $     184       $    587      $    <407>        $   47,082
        Building and leasehold improvements           877,908        19,796         22,610         <4,636>           870,458
        Machinery and equipment                     2,512,663       297,347        165,944        <29,769>         2,614,297
        Equipment leased to others                     46,400        31,209         10,091              -             67,518
                                                   ----------     ---------       --------      ---------         ----------
                                                   $3,484,863     $ 348,536       $199,232      $ <34,812>        $3,599,355
                                                   ==========     =========       ========      =========         ==========

      Note (1) -  Includes foreign exchange translation adjustments.

      Note (2) -  Includes additions from acquisitions recorded under the purchase method.  See Note Q of Notes to Financial
                  Statements on page 58 of the Company's 1993 Annual Report to Stockholders.


                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           ----------------------------------------------
                                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                            --------------------------------------------
                                                           (In thousands)

                       COLUMN A                      COLUMN B       COLUMN C       COLUMN D         COLUMN E        COLUMN F

                                                                    Additions
                                                    Balance at     charged to                   Other changes        Balance
                                                     beginning      costs and                     add (deduct)       at end
                     Description                     of period      expenses     Retirements        Note (1)        of period
      -----------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1993:
        Land                                       $        -     $       -      $       -      $         -       $        -
        Building and leasehold improvements           328,501        38,859          7,866           <1,594>         357,900
        Machinery and equipment                     1,721,062       243,555        162,311              187        1,802,493
        Equipment leased to others                      8,550         4,704          5,400                -            7,854
                                                   ----------     ---------      ---------      -----------       ----------
                                                   $2,058,113     $ 287,118      $ 175,577      $    <1,407>      $2,168,247
                                                   ==========     =========      =========      ===========       ==========

      Year ended December 31, 1992:
        Land                                       $        -     $       -      $       -      $         -       $        -
        Building and leasehold improvements           298,205        39,105          6,151           <2,658>         328,501
        Machinery and equipment                     1,763,159       255,981        281,819          <16,259>       1,721,062
        Equipment leased to others                     21,473         7,047         19,970                -            8,550
                                                   ----------     ---------      ---------      -----------       ----------
                                                   $2,082,837     $ 302,133      $ 307,940      $   <18,917>      $2,058,113
                                                   ==========     =========      =========      ===========       ==========

      Year ended December 31, 1991:
        Land                                       $        -     $       -      $      -       $        -        $         -
        Building and leasehold improvements           273,776        38,073        12,434           <1,210>           298,205
        Machinery and equipment                     1,657,644       263,658       136,987          <21,156>         1,763,159
        Equipment leased to others                     21,362         4,386         4,275                -             21,473
                                                   ----------     ---------      --------       ----------        -----------
                                                   $1,952,782     $ 306,117      $153,696       $  <22,366>       $ 2,082,837
                                                   ==========     =========      ========       ==========        ===========

      Note (1) -  Includes foreign exchange translation adjustments.

      Note (2) -  See Note A of Notes to Financial Statements on page 48 of the Company's 1993 Annual Report to Stockholders, which is hereby incorporated by reference, for discussion on method of depreciation and amortization.


                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           ----------------------------------------------
                                                      SCHEDULE VIII - RESERVES
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                             -------------------------------------------
                                                           (In thousands)

                 COLUMN A              COLUMN B                  COLUMN C                 COLUMN D          COLUMN E

                                                                 Additions
                                       Balance at                                                           Balance at
                                       beginning    Charged to costs  Charged to other    Deductions          end of
                Description            of period       and expenses        accounts        Note (1)           period

      --------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1993:
        Allowance for doubtful         $20,023             $ 4,586                    -   $(1,282)          $25,891
         accounts receivable

      Year ended December 31, 1992:
        Allowance for doubtful         $19,229             $10,336                    -   $ 9,542           $20,023
         accounts receivable

      Year ended December 31, 1991:
        Allowance for doubtful         $16,916             $ 7,651                    -   $ 5,338           $19,229
         accounts receivable

      Note (1) - Uncollectible accounts and adjustments, less recoveries


                                            RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                            ---------------------------------------------
                                                 SCHEDULE IX - SHORT TERM BORROWINGS
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                             -------------------------------------------
                                                           (In thousands)

           COLUMN A            COLUMN B              COLUMN C               COLUMN D           COLUMN E           COLUMN F

          Category of                                                   Maximum month-      Average amount   Weighted average
           aggregate           Balance           Weighted average       end amount out-       outstanding     interest rate
          short-term            at end           interest rate at       standing during       during the        during the
          borrowings          of period          end of period (2)        the period          period (3)        period (3)
      ------------------------------------------------------------------------------------------------------------------------
      1993:
        Notes Payable      $   27,187 (1)              6.01%            $   42,593        $   25,966                6.77%
        Commercial Paper      844,990                  3.35              1,063,570           851,799                3.09
        All categories        872,177                  3.43              1,084,252           877,765                3.20

      1992:
        Notes Payable      $   16,492 (1)              8.71%            $   35,527        $   35,039                8.03%
        Commercial Paper      688,297                  3.42              1,245,025         1,080,670                3.74
        All categories        704,789                  3.54              1,305,460         1,115,709                3.87

      1991:
        Notes Payable      $   56,493 (1)             10.05%            $  103,135        $   72,245               10.15%
        Commercial Paper    1,043,973                  4.83              1,453,244         1,356,778                5.96
        All categories      1,100,466                  5.10              1,567,627         1,429,023                6.17

      Note  (1) - In addition to this amount, lines of credit with certain commercial banks exist as a standby facility to support the issuance of commercial paper by the company.  These lines of credit were $1.108 billion, $1.120 billion, and $1.440 billion as of December 31, 1993, 1992, and 1991, respectively. Through December 31,
                  1993, there have been no borrowings under these lines of credit.

            (2) - The weighted average interest rate at the end of each year is calculated by multiplying the actual interest rate times the principal amounts of all short-term debt instruments outstanding at December 31. This total calculated interest amount is then divided by the total outstanding debt to arrive at the weighted average interest rate.

            (3) - The weighted average interest rate during each year is determined by dividing the interest expense for the year by the average short-term debt during the year.  The average short-term bank debt is determined by averaging the outstanding balances at the beginning of the year and at the end of each quarter (a five point weighted average).  The average balance in commercial paper is determined based on amounts outstanding at the end of each day.
/TABLE