Form 10-Q
period 1994-05-17
RAYTHEON CO
filed 1994-05-18
CIK 82267

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended April 3, 1994

   / /      Transition  report  pursuant  to  Section   13  or  15(d)  of  the
            Securities Exchange Act of 1934

            For the transition period from ............ to ...............



                          Commission File Number 1-2833



                                 RAYTHEON COMPANY
              (Exact Name of Registrant as Specified in its Charter)





            DELAWARE                                  04-1760395
      (State or Other Jurisdiction              (I.R.S. Employer
     of Incorporation or Organization)                Identification No.)



      141 SPRING STREET, LEXINGTON, MASSACHUSETTS       02173
        (Address of Principal Executive Offices)      (Zip Code)



                                  (617) 862-6600
               (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes.x..  No...

   NUMBER OF COMMON SHARES OUTSTANDING AT APRIL 3, 1994: 134,896,000

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                            BALANCE SHEETS (Unaudited)

                                      Apr. 3, 1994        Dec. 31, 1993
                                      -------------        -------------
                                               (In thousands)

                                               ASSETS

   Cash and marketable securities        $  146,739         $   190,231

   Accounts receivable                      672,228             727,713
   Contracts in process, less progress
    payments                              2,048,045           2,024,145
   Inventories                            1,580,553           1,500,393
   Prepaid expenses                         178,345             166,761
                                         ----------          ----------
         Total current assets             4,625,910           4,609,243
   Property, plant and equipment, net     1,404,678           1,422,086
   Other assets                           1,232,989           1,226,383
                                         ----------          ----------
                                         $7,263,577          $7,257,712
                                         ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes and accounts payable            $1,504,404          $1,688,363
   Advance payments, less contracts in
    process                                 412,885             376,097
   Accrued expenses                         968,321             731,848
   Federal and foreign income taxes,
      including deferred                     96,387             113,472
                                         ----------          ----------
         Total current liabilities        2,981,997           2,909,780
   Non-current pension liability             25,696              25,696
   Long-term debt                            22,568              24,376
   Stockholders' equity                   4,233,316           4,297,860
                                         ----------          ----------
                                         $7,263,577          $7,257,712
                                         ==========          ==========


     The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBIDIARIES CONSOLIDATED
                  ---------------------------------------------
                         STATEMENTS OF INCOME (Unaudited)


                                                 Three Months Ended
                                             Apr. 3, 1994    Apr. 4, 1993
                                             -------------   -------------
                                          (In  thousands   except  per   share
   data)

   Net sales                                   $2,314,471      $2,203,512
                                               ----------      ----------
   Cost of sales                                1,796 549       1,724,535
   Administrative and selling expenses            213,601         189,206
   Research and development expenses               61,387          78,008
   Restructuring provision                      249,751               -
                                               ----------      ----------
   Total operating expenses                     2,321,288       1,991,749
                                               ----------      ----------
   Operating income                                (6,817)        211,763
                                               ----------      ----------
   Interest expense                                10,508           7,053
   Interest and dividend income                   (17,275)        (14,553)
   Other (income) expense, net                     (6,996)        (16,013)
                                               ----------      ----------
   Non-operating (income) expense, net            (13,763)        (23,513)
                                               ----------       ----------

   Income before taxes                              6,946         235,276
   Federal and foreign income taxes                   (20)         77,761
                                               ----------       ----------

   Net income                                  $    6,966      $  157,515
                                              ===========     ===========
   Earnings per common share                        $ .05           $1.16


   Average number of common shares
    outstanding during period                     135,141         135,790

   Dividends declared per common share               $.35            $.35


     The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                Apr. 3, 1994   Apr. 4, 1993
                                                ------------   -------------
                                                      (In thousands)
   Cash flows from operating activities:
     Net income                                     $  6,966         $157,515
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                   69,156           67,947
       Restructuring provision                       249,751                -
       Other  adjustments, net                              (162,302)
   (42,444)
                                                    --------         --------
   Net cash provided by operating activities         163,571          183,018
                                                    --------         --------
   Cash flows from investing activities:
     Additions  to property,  plant and  equipment         (68,086)
   (60,754)
     All other,  net                                           (3,891)
   (11,468)
                                                    --------         --------
   Net  cash used in  investing activities                   (71,977)
   (72,222)
                                                    --------         --------
   Cash flows from financing activities:
     Change in  short-term debt                              (61,766)
   (31,754)
     Dividends                                               (47,221)
   (47,508)
     Purchase of  treasury shares                           (39,666)
   (27,223)
     Proceeds under common stock plans                15,646           24,642
     All other, net                                    (1,808)             626

                                                    --------         --------
   Net  cash used  in financing activities                  (134,815)
   (81,217)
                                                    --------         --------
   Effect of foreign exchange rates on cash             (269)             142
                                                    --------         --------
   Net increase (decrease) in cash and cash
    equivalents                                       (43,490)          29,721


   Cash and cash equivalents at beginning
    of year                                          190,121           88,730
                                                    --------         --------
   Cash and cash equivalents at end of
    first quarter                                   $146,631         $118,451
                                                    ========          ========


     The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

   (1) Details of certain balance sheet accounts are as follows:

                                               April 3, 1994    Dec. 31, 1993
                                               -------------    -------------
                                                       (In thousands)
       Cash and marketable securities
          Cash and cash equivalents              $  146,631       $  190,121
          Marketable securities                         108              110
                                                 ----------       ----------
            Total cash and marketable
               securities                        $  146,739       $  190,231
                                                 ==========       ==========
       Inventories
          Finished goods                         $  701,014       $  659,436
          Work in process                           729,979          713,075
          Materials and purchased parts             327,357          302,404
          Excess of current cost over
             LIFO values                           (177,797)        (174,522)
                                                 ----------       ----------
            Total inventories                    $1,580,553       $1,500,393
                                                 ==========       ==========
       Property, plant and equipment
          At cost                                $3,670,293       $3,590,333
          Accumulated depreciation
             and amortization                    (2,265,615)      (2,168,247)
                                                 ----------       ----------
            Net property, plant and equipment    $1,404,678       $1,422,086
                                                 ==========       ==========
     Stockholders' equity
        Preferred stock, no outstanding shares   $        -       $        -
        Common stock, outstanding shares            134,896          135,214
        Additional paid-in capital                  342,317          328,489
        Equity adjustments                           (2,369)         (2,100)
        Retained earnings                         3,758,472        3,836,257
                                                 ----------       ----------
          Total stockholders' equity             $4,233,316       $4,297,860
                                                 ==========       ==========

   (2) During the first quarter of 1994 the company adopted Statement of Financial Standards No. 112, Employers' Accounting for Postemployment Benefits, and Statement of Financial Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of these standards did not have a material financial impact on the company.

   (3) The company recorded a previously announced restructuring charge of $249.8 million before tax and $162.3 million after tax in the first quarter of 1994, resulting in net income of $7.0 million, or

            $.05 per share. The restructuring was driven by the significant reductions in defense budgets and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial businesses. The company-wide plan will be implemented over a two-year period and will help maintain the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses.

   (4) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   First Quarter 1994 Versus 1993
   ------------------------------

   Raytheon Company achieved the best first quarter results in its history, before special charges related to the restructuring plan announced March
   9. The company reported record first quarter earnings of $169.3 million, or $1.25 share, on record first quarter sales of $2.314 billion. In the same period last year, net income was $157.5 million, or $1.16 per share, on sales of $2.204 billion.

   The company recorded a previously announced restructuring charge of $249.8 million before tax and $162.3 million after tax in the first quarter of 1994, resulting in net income of $7.0 million, or $.05 per share. The restructuring was driven by the significant reductions in defense budgets and increasing commercial competition. Approximately 65% of the restructuring charges are attributable to Raytheon's defense business and the remainder to its commercial businesses. The company-wide plan will be implemented over a two-year period and will help maintain the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses.

   The operations of our business segments in the first quarter of 1994 are discussed below. These results exclude the effect of restructuring charges.

   The Energy and Environmental segment reported record sales and profits led by the improved operating performance of Raytheon Engineers & Constructors and by the contributions of its EBASCO subsidiary, which was acquired late in 1993.

   Raytheon Engineers & Constructors' performance was driven by continued strong demand in the electric power plant and petroleum and gas markets and by improvement in the specialty chemicals and fertilizers market.

   The Aircraft Products segment reported record sales and profits based on increased commercial sales and profits at Beech Aircraft and sales and profit contributions by Raytheon Corporate Jets, which was acquired in August 1993.

   The Major Appliances segment also reported record sales and strong profit growth based on increased shipments of cooking, heating and air conditioning, refrigerator, and laundry products. During the first quarter, 79% of major appliance sales were from products developed within the past 18 months.

   Home laundry sales continued their strong performance in the first quarter increasing 15% over the comparable 1993 period. Commercial laundry sales were up 14% compared with last year's first quarter largely due to new DISPLAY (TM) electronic control washers and dryers. The DISPLAY (TM) line of washers and dryers provides the multi-housing and coin-operated market with electronic displays and automatic data readout.

   The Electronics segment reported lower sales and profits during the quarter due to the lower U.S. defense procurement budget and to delays in the receipt of international government orders.

   Sales to the U. S. government were $1.064 billion in the first quarter of 1994, a decrease of $133 million or 11.1% from the comparable quarter of 1993. U. S. government sales were 46.0% of consolidated net sales in 1994 compared with 54.3% in 1993. Commercial sales to U. S. customers increased to $893 million or 38.6% of consolidated sales from the $656 million or 29.8% reported in 1993. Sales to customers outside the United States were $357 million or 15.4% of consolidated sales versus $351 million or 15.9% reported in 1993.

   Operating income excluding the effect of the restructuring provision was $242.9 million or 10.5% of sales versus $211.8 million or 9.6% of sales in 1993. The results for 1994 were 14.7% above 1993 due to strong improvements in operating earnings in the Energy and Environmental, Aircraft, and Major Appliance segments.

   The company recorded in the quarter a restructuring provision of $249.8 million that was previously announced on March 9. Operating income after the restructuring provision was a loss of $6.8 million or .3% of sales. The company-wide plan will be implemented over a two-year period and could ultimately result in personnel reductions of about 4400 people or 7% of the company's total worldwide population. Key to the plan is the consolidation of the company's missile manufacturing business in New England into its Andover, MA facility and the creation of a consolidated materials center, also located in Andover, that will service the majority of Raytheon's defense businesses. The consolidation at Andover will result in the closure of facilities in Lowell, Northboro and Norwood, MA and the transfer of defense electronics subassembly work from Manchester, NH to Andover.

   The plan also includes restructuring in Raytheon's commercial businesses worldwide. Beech Aircraft will consolidate its manufacturing facilities in Wichita, KS, including outfitting of the Hawker 800 and 1000 and the closing of its Selma, AL facility and transferring its maintenance work to Little Rock, AR. Raytheon Marine will consolidate its U. S. facilities at Manchester, NH and its European facilities at Portsmouth, England.

   Raytheon Engineers & Constructors will undergo a number of consolidations including the realignment of certain of its engineering operations and will draw selected resources from its Denver, Cambridge (MA), Chicago and Tampa offices to establish an International Center of Operations in Houston, TX. Cedarapids will consolidate a number of functions including the support functions of its Standard Havens operation in Kansas City, MO with those of its headquarters in Cedar Rapids, IA.

   The restructuring provision of $249.8 million includes estimated costs for employee severance and relocation of $71 million, asset write downs of $55 million, moves and rearrangements of $74 million, and idle facility costs of $50 million. Of the total, $64 million represents non-cash items.

   Cash flow expenditures, net of tax recovery of $87 million, are estimated at $67 million in 1994 and $32 million in 1995.

   Interest expense for 1994 increased to $10.5 million from $7.1 million in 1993. The increase was due principally to a higher level of debt outstanding.

   Other income (net) decreased to $7.0 million in 1994 versus $16.0 million in 1993. The decrease is due principally to lower license fee income on foreign missile contracts which is expected to continue at a lower level than 1993 for the balance of 1994.

   The 1994 effective tax rate reflects the statutory rate of 35% reduced by foreign tax credits.

   For the reasons discussed above, income before the restructuring provision of $162.3 million increased $11.8 million or 7.5% to $169.3 million from the $157.5 million reported for the first quarter of 1993 and was 7.3% of net sales in the first quarter of 1994 versus 7.1% for the first quarter of 1993. Net income was $7.0 million for the first quarter of 1994.

   Earnings per common share before the restructuring provision increased 7.8% to $1.25 for the first quarter of 1994 from $1.16 for the first quarter of 1993. Earnings per common share were $.05 after the restructuring provision of $1.20 per common share. The average number of common shares outstanding during the first quarter of 1994 was 135.1 million versus 135.8 million in 1993. During the quarter outstanding shares were increased by 337,000 due to the exercise of employee stock options. The company also acquired 614,000 treasury shares at a total cost of $39.7 million.

   On February 23, 1994, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. The company will repurchase shares in the open market from time to time as conditions may warrant.

   The book value of common shares outstanding at the end of the period was $31.38 per share, as compared with $31.79 at December 31, 1993 and $29.11 at April 4, 1993.

   Backlog consisted of the following at:

                                    April 3,    December 31,      April 4,
                                      1994          1993            1993
                                    -------     ------------      -------
                                              (In millions)
   Electronics                      $4,660        $4,817          $5,706
   Aircraft Products                 1,085         1,082             978
   Energy and Environmental          1,588         1,824             865
   Major Appliances                     47            33              57
                                    ------        ------          ------
     Total Backlog                  $7,380        $7,756          $7,606

   U. S. government funded
    backlog included above          $4,377        $4,519          $5,223

   Total debt was $834 million as of April 3, 1994, as compared with $898 million at December 31, 1993 and $700 million at April 4, 1993. Debt as a percentage of equity was 19.7% as of April 3, 1994 as compared with 20.9% at December 31, 1993 and 17.7% at April 4, 1993. The company believes that the cash flow from operations will be sufficient to meet the normal funding requirements of the company in 1994. Lines of credit with certain commercial banks exist as a standby facility to support the commercial paper issued by the company. These lines of credit were $1.11 billion at April 3, 1994. There have been no borrowings under these lines of credit.

   Capital expenditures were $68.1 million for the first quarter of 1994 as compared with $60.8 million for the first quarter of 1993.

   During the first quarter of 1994, cash flows from operating activities provided $163.6 million, as compared to $183.0 million provided by operating activities during the first quarter of 1993. The $163.6 million of cash generated by operating activities in 1994 was used to fund additions to property, plant and equipment of $68.1 million, pay dividends of $47.2 million and to reduce short-term debt by $61.8 million.

   Dividends declared to stockholders during the first quarter of 1994 were $47.2 million versus $47.5 million in 1993. The dividend rate in both quarters was $.35 per common share.

   Total employment at April 3, 1994 was 62,200, as compared with 63,800 at December 31, 1993 and 63,300 at April 4, 1993.

   During the first quarter of 1994 the company adopted Statement of Financial Standards No. 112, Employers' Accounting for Postemployment Benefits, and Statement of Financial Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The financial impact for the quarter was immaterial as will be the impact for the year.

   Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are immaterial. The company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is not possible to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability will not have a material effect on the company's financial position or results of operations after giving effect to amounts already recorded.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - None

            (b)   Reports on Form 8-K - None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   RAYTHEON COMPANY (Registrant)

        /s/  Sheldon Rutstein
   By:       Sheldon Rutstein
          Senior Vice President
         Chief Financial Officer

   DATE:  May 17, 1994