Form 10-K/A
period 1993-12-31
RAYTHEON CO
filed 1994-07-11
CIK 82267

PAGE 1

   SECURITIES AND EXCHANGE COMMISSION
   WASHINGTON, D. C. 20549

   FORM 10-K/A-No. 1

   /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from............... to ..............



   Commission File Number 1-2833



               RAYTHEON COMPANY
   (Exact Name of Registrant as Specified in its Charter)


               DELAWARE
   (State or Other Jurisdiction of Incorporation or Organization)

         04-1760395
   (I.R.S. Employer Identification  No.)



   141 SPRING STREET, LEXINGTON, MASSACHUSETTS     02173
   (Address of Principal Executive Offices)        (Zip Code)



   Registrant's telephone number, including area code
               (617) 862-6600

   The sole purpose of this Form 10-K/A is to file Annual Reports on Form 11-K for Raytheon's various Savings and Investment Plans.

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

   RAYTHEON COMPANY (REGISTRANT)

   BY    /s/ Thomas D. Hyde
         Thomas D. Hyde, Vice President -
         General Counsel for Registrant





   DATE  June 30, 1994