Form 10-Q
period 1994-07-03
RAYTHEON CO
filed 1994-08-17
CIK 82267

PAGE 1

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 3, 1994

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ............ to ...............



                          Commission File Number 1-2833


                                 RAYTHEON COMPANY
              (Exact Name of Registrant as Specified in its Charter)




                 DELAWARE                          04-1760395
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)



             141 SPRING STREET, LEXINGTON, MASSACHUSETTS         02173
              (Address of Principal Executive Offices)        (Zip Code)



                                  (617) 862-6600
               (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         NUMBER OF COMMON SHARES OUTSTANDING AT JULY 3, 1994: 133,084,000

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                            BALANCE SHEETS (Unaudited)

                                      July 03, 1994        Dec. 31, 1993
                                      -------------        -------------
                                               (In thousands)

                                                   ASSETS

   Cash and marketable securities        $  188,626         $   190,231
   Accounts receivable                      897,145             727,713
   Contracts in process, less progress
    payments                              2,045,165           2,024,145
   Inventories                            1,535,856           1,500,393
   Prepaid expenses                         178,229             166,761
                                         ----------          ----------
         Total current assets             4,845,021           4,609,243
   Property, plant and equipment, net     1,400,636           1,422,086
   Other assets                             920,623           1,226,383
                                         ----------          ----------
                                         $7,166,280          $7,257,712
                                         ==========          ==========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes and accounts payable            $1,511,890          $1,688,363
   Advance payments, less contracts in
    process                                 406,410             376,097
   Accrued expenses                         896,660             731,848
   Federal and foreign income taxes,
      including deferred                     53,290             113,472
                                         ----------          ----------
         Total current liabilities        2,868,250           2,909,780
   Non-current pension liability             25,696              25,696
   Long-term debt                            22,489              24,376
   Stockholders' equity                   4,249,845           4,297,860
                                         ----------          ----------
                                         $7,166,280          $7,257,712
                                         ==========          ==========

   The accompanying notes are an integral part of the financial statements.

         PAGE 3
                                 RAYTHEON COMPANY AND SUBIDIARIES CONSOLIDATED
                                 ---------------------------------------------
                                        STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended                Six Months Ended
                                         July 3, 1994    July 4, 1993     July 3, 1994    July 4, 1993
                                         ------------    -------------    ------------    -------------
                                                   (In thousands except per share amounts)
   Net sales                              $2,526,993      $2,258,315      $4,841,464       $4,461,827
                                          ----------      ----------      ----------       ----------
   Cost of sales                           1,948,726       1,749,136       3,745,276        3,473,671
   Administrative and selling expenses       227,091         203,416         440,692          392,622
   Research and development expenses          71,821          76,711         133,207          154,719
   Restructuring provision                    249,751                -
                                          ----------      ----------      ----------       ----------
   Total operating expenses                2,247,638       2,029,263       4,568,926        4,021,012
                                          ----------      ----------      ----------       ----------
   Operating income                          279,355         229,052         272,538          440,815
                                          ----------      ----------      ----------       ----------
   Interest expense                           12,864           6,686          23,372           13,739
   Interest and dividend income              (12,468)        (12,863)        (29,743)         (27,416)
   Other (income) expense, net               (12,064)        (33,371)        (19,060)         (49,384)
                                          ----------      ----------      ----------       ----------
   Non-operating (income) expense, net       (11,668)        (39,548)        (25,431)         (63,061)
                                          ----------      ----------      ----------       ----------
   Income before taxes                       291,023         268,600         297,969          503,876
   Federal and foreign income taxes           98,794          89,320          98,774          167,081
                                          ----------      ----------      ----------      -----------
   Net income                             $  192,229      $  179,280      $  199,195      $   336,795
                                          ==========      ==========      ==========      ===========
   Earnings per common share                   $1.43           $1.32           $1.48            $2.48

   Average number of common shares
    outstanding during period                134,027         135,567         134,584          135,678

   Dividends declared per common share         $.375            $.35           $.725             $.70

                    The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended
                                                July 03, 1994   July 04, 1993
                                                -------------   -------------
                                                        (In thousands)

   Cash flows from operating activities:
     Net income                                   $199,195         $336,795
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                134,374          138,920
       Restructuring provision                     249,751             -
       Sale of commuter airlines
        long-term receivables                      302,800             -
       Other adjustments, net                     (436,822)        (279,685)
                                                  --------         --------
   Net cash provided by operating activities       449,298          196,030
                                                  --------         --------
   Cash flows from investing activities:
     Additions to property, plant and equipment   (129,127)        (117,492)
     All other, net                                (17,540)          11,251
                                                  --------         --------
   Net cash used in investing activities          (146,667)        (106,241)
                                                  --------         --------
   Cash flows from financing activities:
     Change in short-term debt                     (55,138)          69,584
     Dividends                                     (97,276)         (94,969)
     Purchase of treasury shares                  (170,603)         (63,771)
     Proceeds under common stock plans              23,125           41,016
     All other, net                                 (1,887)           1,095
                                                  --------         --------
   Net cash used in financing activities          (301,779)         (47,045)
                                                  --------         --------
   Effect of foreign exchange rates on cash         (2,456)             290
                                                  --------         --------
   Net increase (decrease) in cash and cash
    equivalents                                     (1,604)          43,034

   Cash and cash equivalents at beginning
    of year                                        190,121           88,730
                                                  --------         --------
   Cash and cash equivalents at end of
    second quarter                                $188,517         $131,764
                                                  ========         ========

     The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

   (1) Details of certain balance sheet accounts are as follows:

                                              July 3, 1994    Dec. 31, 1993
                                              ------------    -------------
                                                      (In thousands)
   Cash and marketable securities
      Cash and cash equivalents                $  188,517        $  190,121
      Marketable securities                           109               110
                                               ----------        ----------
        Total cash and marketable securities   $  188,626        $  190,231
                                               ==========        ==========
   Inventories
      Finished goods                           $  667,154        $  659,436
      Work in process                             721,246           713,075
      Materials and purchased parts               327,530           302,404
      Excess of current cost over LIFO values    (180,074)         (174,522)
                                               ----------        ----------
        Total inventories                      $1,535,856        $1,500,393
                                               ==========        ==========
   Property, plant and equipment
      At cost                                  $3,713,596        $3,590,333
      Accumulated depreciation and
        amortization                           (2,312,960)       (2,168,247)
                                               ----------        ----------
      Net property, plant and equipment        $1,400,636        $1,422,086
                                               ==========        ==========
   Stockholders' equity
      Preferred stock, no outstanding shares   $        -        $        -
      Common stock, outstanding shares            133,084           135,214
      Additional paid-in capital                  344,248           328,489
      Equity adjustments                           (4,556)           (2,100)
      Retained earnings                         3,777,069         3,836,257
                                               ----------        ----------
        Total stockholders' equity             $4,249,845        $4,297,860
                                               ==========        ==========

   (2) The company recorded a previously announced restructuring charge of $249.8 million before tax and $162.3 million after tax in the first quarter of 1994. The restructuring was driven by the significant reductions in defense budgets and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial businesses. The company-wide plan will result in personnel reductions of about 4400 people and will help maintain the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. Through the end of the second quarter $29.8 million of restructuring costs have been incurred and approximately 400 employees have been terminated.

   (3) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Second Quarter 1994 Versus 1993
   -------------------------------

   Raytheon Company reported record second quarter results -- earning $192.2 million, or $1.43 per share, on sales of $2.527 billion during the second quarter of 1994. In the same period last year, net income was $179.3 million, or $1.32 per share, on sales of $2.258 billion.

   Raytheon's three commercial business segments -- Energy and Environmental, Aircraft Products, and Major Appliances -- each posted record second quarter sales and profits.

   Also during the quarter Raytheon was awarded a contract to provide the Republic of China (Taiwan) with a Modified Air defense System (MADS) based on the company's Patriot system.

   Shortly after the end of the quarter the company announced that a team headed by Raytheon was selected by the Brazilian government to develop and produce the Amazon Surveillance System (SIVAM). The project is valued at more than $1 billion and is scheduled to run through the year 2000.

   The operations of our business segments in the second quarter of 1994 are discussed below.

   The Energy and Environmental segment reported record second quarter sales and profits led by the performance of Raytheon Engineers and Constructors and by the contributions of its Ebasco subsidiary acquired late in 1993.

   The Aircraft Products segment reported record second quarter sales and profits at Beech Aircraft and sales and profits contributions from Raytheon Corporate Jets, which was acquired in August 1993.

   The Major Appliances segment also reported record second quarter sales and profits based on increased shipments of cooking, heating and airconditioning, refrigerator, and laundry products.

   The Electronics segment reported lower second quarter sales and profits due to reduced defense spending worldwide.

   Sales to the U.S. government were $1.004 billion in the second quarter of 1994, a decrease of $171 million or 14.6% from the comparable quarter of 1993. U.S. government sales were 39.7% of consolidated second quarter net sales in 1994 compared with 52.0% in 1993. Commercial sales to U.S.

   customers increased to $1.067 billion or 42.2% of consolidated sales from the $707 million or 31.3% reported in 1993. Sales to customers outside the United States were $456 million or 18.1% of consolidated sales versus $376 million or 16.7% reported in 1993.

   Second quarter operating income was $279.4 million or 11.1% of sales in 1994 versus $229.1 million or 10.1% of sales in 1993. Operating income for 1994 was 22.0% above 1993 due to strong improvements in operating income in the Energy and Environmental, Aircraft Products, and Major Appliances segments.

   Interest expense for 1994 increased to $12.9 million from $6.7 million in 1993. The increase was due to a higher level of debt outstanding and higher borrowing rates on commercial paper.

   Other income (net) decreased to $12.1 million in 1994 versus $33.4 million in 1993. The 1993 results included a gain on the sale of preferred stock previously held as an investment.

   The 1994 effective tax rate of 33.9% reflects the statutory rate of 35% reduced by foreign tax credits.

   For reasons discussed above, net income increased $12.9 million or 7.2% to $192.2 million from the $179.3 million reported for the second quarter of 1993.

   Earnings per common share increased 8.3% to $1.43 for the second quarter of 1994 from $1.32 for the second quarter of 1993. The average number of common shares outstanding during the second quarter of 1994 was 134.0 million versus 135.6 million in 1993. During the quarter outstanding shares were reduced by 2.1 million shares as the result of the company's purchase of outstanding shares at a cost of $130.9 million, partially offset by 257,000 shares issued upon the exercise of employee stock options.

   Six Months 1994 Versus 1993
   ---------------------------

   Consolidated net sales increased 8.5% to $4.841 billion in 1994 from $4.462 billion in 1993. Sales increased in the Energy and Environmental, Aircraft Products and Major Appliances segments and decreased in the Electronics segment.

   Sales to the U.S. government were $2.068 billion versus $2.372 billion in 1993 and were 42.7% of consolidated net sales versus 53.2% in 1993. Sales to customers outside the United States were $813 million or 16.8% of consolidated net sales in 1994 versus $727 million or 16.3% of consolidated net sales in 1993. Commercial sales to U.S. customers were $1.960 billion or 40.5% of consolidated net sales in 1994 versus $1.363 billion or 30.5% of sales in 1993.

   Operating income, excluding the effect of the restructuring provision recorded in the first quarter of 1994, was $522.3 million or 10.8% of sales versus $440.8 million or 9.9% of sales in 1993. The results for 1994 excluding the effect of the restructuring provision were 18.5% above 1993 due to strong improvements in operating earnings in the Energy and Environmental, Aircraft Products and Major Appliances segments.

   The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million. Operating income, after the restructuring provision was $272.5 million or 5.6% of sales. The restructuring was driven by the significant reductions in defense budgets and increasing commercial competition. Approximately 65% of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial businesses. The company-wide plan will result in personnel reductions of about 4400 people. It will help maintain the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. Through the end of the second quarter $29.8 million of restructuring costs have been incurred and approximately 400 employees have been terminated.

   Non-operating income (net) was $25.4 million in 1994 versus $63.1 million in 1993. The decrease is due to a 1993 gain on the sale of an investment, lower 1994 license fee income on foreign missile contracts and higher 1994 interest expense.

   The 1994 effective tax rate of 33.1% reflects the statutory rate of 35% reduced by foreign tax credits.

   For the reasons discussed above, income before the restructuring provision increased $24.7 million or 7.3% to $361.5 million from the $336.8 million reported in the first six months of 1993. Net income after the restructuring provision was $199.2 million.

   Earnings per common share before the restructuring provision increased 8.1% to $2.68 from $2.48 for the first six months of 1993. Earnings per common share after the restructuring provision were $1.48 for the first six months of 1994. The average number of common shares outstanding was
   134.6 million for the first six months of 1994 versus 135.7 million for the comparable 1993 period. During the first six months of 1994 outstanding shares were reduced by 2.7 million shares as a result of the company's purchase of outstanding shares at a cost of $170.6 million, partially offset by 594,000 shares issued upon the exercise of employee stock options.

   On February 23, 1994, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. The company will repurchase shares in the open market from time to time as conditions may warrant.

   The book value of common shares outstanding at the end of the period was $31.93, as compared with $31.79 at December 31, 1993 and $30.01 at July 4, 1993.

   Backlog consisted of the following at:

                                  July 3, 1994  Dec. 31, 1993  July 4, 1993
                                  ------------  -------------  ------------
                                                (in millions)

   Electronics                       $4,834         $4,817        $5,114
   Aircraft Products                  1,028          1,082           924
   Energy and Environmental           1,363          1,824           743
   Major Appliances                      49             33            49
                                     ------         ------        ------
     Total Backlog                   $7,274         $7,756        $6,830
   U.S. Government Funded
     backlog included above          $3,982         $4,519        $4,667

   Total debt was $841 million as of July 3, 1994, as compared with $898 million at December 31, 1993 and $801 million at July 4, 1993. Debt as a percentage of equity was 19.8% at July 3, 1994 as compared with 20.9% at December 31, 1993 and 19.7% at July 4, 1993. The company believes that the cash flow from operations will be sufficient to meet the normal funding requirements of the company in 1994. Lines of credit with certain commercial banks exist as a standby facility to support the commercial paper issued by the company. These lines of credit were $850 million at July 3, 1994. There have been no borrowings under these lines of credit.

   Capital expenditures were $129.1 million for the first six months of 1994 as compared with $117.5 million for the first six months of 1993.

   During the first six months of 1994 cash flows from operating activities provided $449.3 million, as compared to $196.0 million provided by operating activities during the first six months of 1993. The cash flow from operations was increased during 1994 by the sale of $302.8 million of commuter airline receivables to a bank syndicate partially offset by lower trade payables and other accruals. The $449.3 million of cash generated by operating activities in 1994 was used principally to fund additions to property, plant and equipment of $129.1 million, pay dividends of $97.3 million, purchase treasury shares of $170.6 million, and to reduce short-term debt by $55.1 million.

   Dividends declared to stockholders during the first six months of 1994 were $97.3 million versus $95.0 million in 1993. Raytheon's board of directors declared a second quarter dividend of 37.5 cents per share -- an increase of 2.5 cents per share, or 7%, over the prior quarter's dividend.

   Total employment at July 3, 1994 was 60,900, as compared with 63,800 at December 31, 1993 and 61,400 at July 4, 1993.

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

                           PART II.  OTHER INFORMATION

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               The company's Annual Meeting of Stockholders was held on May 25, 1994. The following directors were elected at the meeting: Francis H. Burr (104,263,472 votes for; 711,485 withhold authority; 0 abstentions; 0 broker non-votes); Thomas
               L. Phillips (104,373,833 votes for; 601,123 withhold authority; 0 abstentions; 0 broker non-votes); Warren B. Rudman (103,711,491 votes for; 1,263,465 withhold authority; 0 abstentions; 0 broker non-votes); Joseph J. Sisco (104,319,182 votes for; 655,774 withhold authority; 0 abstentions; 0 broker non-votes). The following directors continued in office after the meeting: Charles F. Adams, Max E. Bleck, Ferdinand Colloredo-Mansfeld, Theodore L. Eliot, Jr., Barbara B. Hauptfuhrer, Richard D. Hill, James N. Land, Jr., Dennis J. Picard and Alfred M. Zeien.

         SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   RAYTHEON COMPANY (Registrant)


   By: /s/ Sheldon Rutstein
           Sheldon Rutstein
             Senior Vice President
             Chief Financial Officer


   DATE:  August 15, 1994