Form 10-Q
period 1994-10-02
RAYTHEON CO
filed 1994-11-15
CIK 82267

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549





   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 2, 1994

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

                                  Yes.x..  No...

   NUMBER OF COMMON SHARES OUTSTANDING AT OCTOBER 2, 1994: 131,575,000

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                   ----------------------------------------------
                            BALANCE SHEETS (Unaudited)

                                       Oct. 2, 1994      Dec. 31, 1993
                                       ------------      -------------
                                               (In thousands)

                                               ASSETS

   Cash and marketable securities        $  248,901         $   190,231

   Accounts receivable                      837,972             727,713
   Contracts in process, less progress
    payments                              2,064,440           2,024,145
   Inventories                            1,627,042           1,500,393
   Prepaid expenses                         199,034             166,761
                                         ----------          ----------
         Total current assets             4,977,389           4,609,243
   Property, plant and equipment, net     1,379,817           1,422,086
   Other assets                             853,568           1,226,383
                                         ----------          ----------
                                         $7,210,774          $7,257,712
                                         ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes and accounts payable            $1,307,233          $1,688,363
   Advance payments, less contracts in
    process                                 595,472             376,097
   Accrued expenses                         870,628             731,848
   Federal and foreign income taxes,
      including deferred                     90,233             113,472
                                         ----------          ----------
         Total current liabilities        2,863,566           2,909,780
   Non-current pension liability             25,696              25,696
   Long-term debt                            21,870              24,376
   Stockholders' equity                   4,299,642           4,297,860
                                         ----------          ----------
                                         $7,210,774          $7,257,712
                                         ==========          ==========


The accompanying notes are an integral part of the financial statements.

                                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                 ----------------------------------------------
                                        STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended                 Nine Months Ended
                                         Oct. 2, 1994    Oct. 3, 1993     Oct. 2, 1994    Oct. 3, 1993
                                         ------------    ------------     -----------     ------------
                                                (In thousands except per share amounts)
   Net sales                              $2,442,633      $2,222,732      $7,284,097       $6,684,559
                                          ----------      ----------      ----------       ----------
   Cost of sales                           1,876,059       1,721,862       5,621,335        5,195,533
   Administrative and selling expenses       225,200         213,191         665,892          605,813
   Research and development expenses          68,238          64,674         201,445          219,393
   Restructuring provision                         -               -         249,751                -
                                          ----------      ----------      ----------       ----------
   Total operating expenses                2,169,497       1,999,727       6,738,423        6,020,739
                                          ----------      ----------      ----------       ----------
   Operating income                          273,136         223,005         545,674          663,820
                                          ----------      ----------      ----------       ----------
   Interest expense                            9,941           8,802          33,313           22,541
   Interest and dividend income               (8,707)        (14,480)        (38,450)         (41,896)
   Other (income) expense, net               (15,542)        (35,883)        (34,602)         (85,267)
                                          ----------      ----------      ----------       ----------
   Non-operating (income) expense, net       (14,308)        (41,561)        (39,739)        (104,622)
                                          ----------      ----------      ----------       ----------
   Income before taxes                       287,444         264,566         585,413          768,442
   Federal and foreign income taxes           95,500          93,771         194,274          260,852
                                          ----------      ----------      ----------       ----------
   Net income                             $  191,944      $  170,795      $  391,139       $  507,590
                                         ===========     ===========      ==========       ==========
   Earnings per common share                   $1.45           $1.26           $2.92            $3.74

   Average number of common shares
    outstanding during period                132,384         135,661         133,851          135,672

   Dividends declared per common share         $.375            $.35           $1.10            $1.05


                    The accompanying notes are an integral part of the financial statements.
/TABLE

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                   ----------------------------------------------
                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended
                                               Oct. 2, 1994     Oct. 3, 1993
                                               ------------     ------------
                                                      (In thousands)

   Cash flows from operating activities:
     Net income                                   $391,139         $507,590
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                203,251          206,784
       Restructuring provision                     249,751                -
       Sale of commuter airlines
        long-term receivables                      302,800                -
       Other adjustments, net                     (255,015)        (302,728)
                                                  --------         --------
   Net cash provided by operating activities       891,926          411,646
                                                  --------         --------
   Cash flows from investing activities:
     Additions to property, plant and equipment   (194,663)        (188,600)
     Payments for purchase of Corporate Jets             -         (372,000)
     All other, net                                  9,672           46,557
                                                  --------         --------
   Net cash used in investing activities          (184,991)        (514,043)
                                                  --------         --------
   Cash flows from financing activities:
     Change in short-term debt                    (256,404)         257,868
     Dividends                                    (146,412)        (142,487)
     Purchase of treasury shares                  (277,928)         (68,432)
     Proceeds under common stock plans              30,993           49,798
     All other, net                                 (2,506)             516
                                                  --------         --------
   Net cash used in financing activities          (652,257)          97,263
                                                  --------         --------
   Effect of foreign exchange rates on cash          3,990              160
                                                  --------         --------
   Net increase (decrease) in cash and
    cash equivalents                                58,668           (4,974)

   Cash and cash equivalents at beginning
    of year                                        190,121           88,730
                                                  --------         --------
   Cash and cash equivalents at end of
    third quarter                                 $248,789          $83,756
                                                  ========         ========

     The accompanying notes are an integral part of the financial statements.

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

   (1)      Details of certain balance sheet accounts are as follows:

                                                Oct. 2, 1994   Dec. 31, 1993
                                                ------------   -------------
                                                      (In thousands)
       Cash and marketable securities
          Cash and cash equivalents                $  248,789     $  190,121
          Marketable securities                           112            110
                                                   ----------     ----------
            Total cash and marketable securities   $  248,901     $  190,231
                                                   ==========     ==========
       Inventories
          Finished goods                           $  659,906     $  659,436
          Work in process                             787,368        713,075
          Materials and purchased parts               363,108        302,404
          Excess of current cost over LIFO values    (183,340)      (174,522)
                                                   ----------     ----------
            Total inventories                      $1,627,042     $1,500,393
                                                   ==========     ==========
       Property, plant and equipment
          At cost                                  $3,720,784     $3,590,333
          Accumulated depreciation
             and amortization                      (2,340,967)    (2,168,247)
                                                   ----------     ----------
            Net property, plant and equipment      $1,379,817     $1,422,086
                                                   ==========     ==========
       Stockholders' equity
          Preferred stock, no outstanding shares   $        -     $      -
          Common stock, outstanding shares            131,575        135,214
          Additional paid-in capital                  347,665        328,489
          Equity adjustments                            1,890         (2,100)
          Retained earnings                         3,818,512      3,836,257
                                                   ----------     ----------
            Total stockholders' equity             $4,299,642     $4,297,860
                                                   ==========     ==========

   (2)      The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million.  The restructuring was driven by the significant reductions in defense budgets and increasing
            commercial competition.  Approximately 65% of the restructuring costs are attributable to Raytheon s defense business and the remainder to its commercial businesses.  The company-wide plan will result in personnel reductions of approximately 4400 people including both salaried and bargaining unit employees located in
            Massachusetts and other states and in foreign locations.  The restructuring provision of $249.8 million includes $64 million of non-cash items.  Cash flow expenditures, net of tax recovery of
            $87 million, are estimated at $67 million in 1994 and $32 million
            in 1995 and will be funded by the company's cash flow from operating activities.  The restructuring plan, when fully
            implemented, will result in annual savings of $280 million, which will help maintain the company's competitive position in a shrinking defense market and improve productivity in its
            commercial businesses.  Through the third quarter of 1994 $56.4 million of restructuring costs have been incurred; 2600 employees have been notified of termination, of which 1600 have actually been terminated.

   (3) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

   Third Quarter 1994 versus 1993
   ------------------------------
   Raytheon Company earned $1.45 per share in the third quarter 1994, a 15.1% increase over the $1.26 per share earned in the third quarter of 1993.
   Net income in the third quarter 1994 was $191.9 million, a 12.4% increase over the $170.8 million in the third quarter of 1993. Third quarter sales were $2.443 billion, a 9.9% increase over the $2.223 billion in sales in the same period last year.

   The record results were driven by record third quarter profits and sales at Raytheon s commercial businesses: engineering and construction, aircraft and appliances. These results were achieved despite lower sales and profits in the government business due to reduced defense spending.

   The balance sheet continued strong; total debt at the end of the quarter was $639 million, the lowest debt level since the end of the first quarter of 1988, and debt as a percentage of equity was 14.9%.

   During the quarter, a team headed by Raytheon won a competition to provide the government of Brazil with a surveillance system, called SIVAM, to help protect the environment; sustain economic development; and support proper land use, conservation, and development in the Amazon region. The project is valued at more than $1 billion.

   The Engineering and Construction (Formerly the "Energy and Environmental" segment, renamed to describe more accurately the business conducted by such segment. There has been no change in the business or operations of the segment.) segment reported record third quarter sales and profits led by the performance of Raytheon Engineers and Constructors and by the contributions of its Ebasco division which was acquired in December 1993. During the quarter the group received a $364 million contract for a turnkey project for the modernization and expansion of the Acme Steel Company s plant in Riverdale, IL.

   The Aircraft Products segment reported record third quarter sales and profits based on strong operating income performance.

   The Major Appliance segment reported record third quarter sales and profits based on increased shipments of cooking, heating and air conditioning, refrigerator and laundry products.

   The Electronics segment reported lower sales and profits in the quarter due to reduced defense spending worldwide.

   Sales to the U. S. government were $923 million in the third quarter of 1994, a decrease of $97 million or 9.5% from the comparable quarter of 1993. U. S. government sales were 37.7% of consolidated third quarter net sales in 1994 compared with 45.9% in 1993. Commercial sales to U. S. customers increased to $998 million or 40.9% of consolidated sales from the $801 million or 36.0% reported in 1993. Sales to customers outside the United States were $522 million or 21.4% of consolidated versus $402 million or 18.1% reported in 1993.

   Third quarter operating income was $273.1 million or 11.2% of sales in 1994 versus $223.0 million or 10.0% of sales in 1993. Operating income for 1994 was 22.5% above 1993 due to strong improvements in operating income in the Engineering and Construction, Aircraft Products and Major Appliances segments.

   Non-operating income (net) was $14.3 million in 1994 versus $41.6 million in 1993. The decrease is due to a 1993 gain realized on the partial sale of stock previously held as an investment, lower license fee income on foreign missile contracts and lower interest income earned on long-term receivables.

   The 1994 effective tax rate of 33.2% reflects the statutory tax rate of 35% reduced by foreign tax credits.

   For reasons discussed above, net income increased $21.1 million or 12.4% to $191.9 million from the $170.8 million reported for the third quarter of 1993.

   Earnings per common share increased 15.1% to $1.45 for the third quarter of 1994 from $1.26 for the third quarter of 1993. The average number of common shares outstanding during the third quarter of 1994 was 132.4 million versus 135.7 million in 1993. During the quarter outstanding shares were reduced by 1.7 million as the result of the company's purchase of outstanding shares at a cost of $107.3 million, partially offset by 145,000 shares issued upon the exercise of employee stock options.

   Nine Months 1994 versus 1993
   ----------------------------
   Consolidated net sales increased 9.0% to $7.284 billion in 1994 from $6.685 billion in 1993. Sales increased in the Engineering and Construction, Aircraft Products and Major Appliances segments and decreased in the Electronics segment.

   Sales to the U. S. government were $2.991 billion in 1994 versus $3.392 billion in 1993 and were 41.1% of consolidated net sales versus 50.7% in 1993. Sales to customers outside the United States were $1.335 billion or 18.3% of consolidated net sales in 1994 versus $1.129 billion or 16.9% of consolidated net sales in 1993. Commercial sales to U.S. customers were $2.958 billion or 40.6% of consolidated net sales in 1994 versus $2.164 billion or 32.4% of sales in 1993.

   Operating income, excluding the effect of the restructuring provision recorded in the first quarter of 1994, was $795.4 million or 10.9% of sales versus $663.8 million or 9.9% of sales in 1993. The results for 1994, excluding the effect of the restructuring provision, were 19.8% above 1993 due to strong improvements in operating earnings in the Engineering and Construction, Aircraft Products and Major Appliance segments. Operating income after the restructuring provision was $545.7 million or 7.5% of sales.

   The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million. The restructuring was driven by the significant reductions in defense budgets and increasing commercial competition. Approximately 65% of the restructuring costs are attributable to Raytheon s defense business and the remainder to its commercial businesses. The company-wide plan will result in personnel reductions of approximately 4400 people including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. The restructuring provision of $249.8 million includes $64 million of non-cash items. Cash flow expenditures, net of tax recovery of $87 million, are estimated at $67 million in 1994 and $32 million in 1995 and will be funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help maintain the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. Through the third quarter of 1994 $56.4 million of restructuring costs have been incurred; 2600 employees have been notified of termination, of which 1600 have actually been terminated.

   Non-operating income (net) was $39.7 million in 1994 versus $104.6 million in 1993. The decrease is due to 1993 gains on the sale of stock held as investments, lower 1994 license fee income on foreign missile contracts and higher 1994 interest expense.

   The 1994 effective tax rate of 33.2% reflects the statutory rate of 35% reduced by foreign tax credits.

   For reasons discussed above, income before the restructuring provision increased $45.9 million or 9.0% to $553.5 million from the $507.6 million reported in the first nine months of 1993. Net income after the restructuring provision was $391.1 million.

   Earnings per common share before the restructuring provision increased
   10.4% to $4.13 from $3.74 for the first nine months of 1993.  Earnings per
   common share after the restructuring provision were $2.92 for the first nine months of 1994.  The average number of common shares outstanding was
   133.9 million for the first nine months of 1994 versus 135.7 million for the comparable 1993 period.  During the first nine months of 1994 outstanding shares were reduced by 4.3 million shares as a result of the company's purchase of outstanding shares at a cost of $277.9 million, partially offset by 739,000 shares issued upon the exercise of employee stock options.

   On February 23, 1994, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. The company will repurchase shares in the open market from time to time as conditions may warrant.

   The book value of the common shares outstanding at the end of the period was $32.68 as compared with $31.79 at December 31, 1993 and $30.90 at October 3, 1993.

   Backlog consisted of the following at:

                                           Oct. 2      Dec. 31,      Oct. 3
                                            1994         1993         1993
                                           -------     ---------     -------
                                                     (In millions)

   Electronics                            $4,389        $4,817        $4,711
   Aircraft Products                         860         1,082         1,006
   Engineering and Construction            1,594         1,824           688
   Major Appliance                            43            33            41
                                          ------        ------        ------
     Total Backlog                        $6,886        $7,756        $6,446
   U.S. government funded
     backlog included above               $3,541        $4,519        $4,213

   Total debt was $639 million at October 2, 1994 as compared with $898 million at December 31, 1993 and $989 million at October 3, 1993. Debt as a percentage of equity was 14.9% at October 2, 1994 as compared with 20.9% at December 31, 1993 and 23.6% at October 3, 1993. The company believes that the cash flow from operations will be sufficient to meet the normal funding requirements of the company in 1994. Lines of credit with certain commercial banks exist as a standby facility to support the commercial paper issued by the company. These lines of credit were $850 million at October 2, 1994. There have been no borrowings under these lines of credit.

   Capital expenditures were $194.7 million for the first nine months of 1994 as compared with $188.6 million for the first nine months of 1993.

   During the first nine months of 1994 cash flows from operating activities provided $891.9 million, as compared to $411.6 million provided by operating activities during the first nine months of 1993.  The cash flow from operations was increased during 1994 by the sale of $302.8 million of
   commuter airline receivables to a bank syndicate.  The $891.9 million of cash generated by operating activities in 1994 was used principally to fund additions to property, plant and equipment of $194.7 million, pay dividends of $146.4 million, purchase treasury shares of $277.9 million and to reduce short-term debt by $256.4 million.

   Dividends declared to stockholders during the first nine months of 1994 were $1.10 per share versus $1.05 per share in 1993. Raytheon's board of directors declared a second quarter dividend of 37.5 cents per share - an increase of 2.5 cents, or 7% over the prior quarter's dividend.

   Total employment at October 2, 1994 was 59,300, as compared with 63,800 at December 31, 1993 and 61,000 at October 3, 1993.

   A tender offer was successfully completed after the close of the third quarter for Xyplex, Inc. This acquisition is an important step in Raytheon's growth strategy to expand its existing communication business and gives it a strategic entry into the fast growing data communications industry. Also, on November 4, 1994 Raytheon purchased the assets of UniMac Company, Inc., a privately held manufacturer of commercial frontload washers and hydro-extractors.

   The company enters into interest rate and foreign currency interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates and foreign exchange rates on financing arrangements with customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are used to provide purchasers of the company's products with fixed financing terms over extended time periods. Cross-currency interest rate swaps have allowed the company's foreign subsidiaries to meet borrowing needs at lower interest rates compared to local borrowing. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are transaction driven and are directly related to a particular asset, liability or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are held to maturity and no exchange traded or over the counter instruments have been purchased. The impact on the financial position and results of operations from likely changes in foreign exchange rates and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities, or commitments.

   Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred.  Capital expenditures in connection with environmental compliance are immaterial.
   The company is involved in various stages of investigation and cleanup relative to remediation of various sites.  All appropriate costs incurred in connection therewith have been expensed.  Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is
   not possible to determine the ultimate outcome of these matters.  However, in the opinion of management, any additional liability will not have a material effect on the company's financial position or results of operations after giving effect to amounts already recorded.

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

   November 15, 1994