Form 10-K
RAYTHEON CO
filed 1995-03-27
CIK 82267

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994.

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the
            transition period from............... to ..............

                          Commission File Number 1-2833

                                 RAYTHEON COMPANY
              (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                  04-1760395
   (State or Other Jurisdiction of
   Incorporation or Organization)        (I.R.S. Employer Identification No.)


               141 SPRING STREET, LEXINGTON, MASSACHUSETTS   02173
                (Address of Principal Executive Offices)(Zip Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 27, 1994, was approximately
   $8,587,069,313. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

   Number of shares of Common Stock outstanding as of February 28, 1995

   123,126,188

   Documents incorporated by reference and made a part of this Form 10-K:

   Portions of Raytheon's Annual Report to Stockholders     Part I, Part II,
   for the fiscal year ended December 31, 1994              Part IV

   Portions of the Proxy Statement for Raytheon's           Part III
   1995 Annual Meeting which will be filed with the Commission within 120 days of the close of Raytheon's fiscal year

                                      PART I
   ITEM 1.  BUSINESS

                                     GENERAL

      Raytheon is an international, high technology company which operates in four businesses: commercial and defense electronics, engineering and construction, aircraft and major appliances. Its principal business is the design, manufacture and servicing of advanced electronic devices, equipment and systems for government and commercial use. Through a diversification program begun in 1964, Raytheon has expanded into aircraft products, engineering and construction services, major appliances and textbook publishing. In recent years, the Company has strengthened its businesses through consolidation, operational improvement and acquisitions and diversified core defense technologies into commercial markets while remaining a strong defense company.

      Sales to the United States Government (the "Government"), principally to the Department of Defense ("DOD"), were $3.930 billion in 1994 and $4.501 billion in 1993 representing 39.3% of total sales in 1994 and 48.9% in 1993. Of these sales, $694 million in 1994 and $779 million in 1993 represented purchases made by the Government on behalf of foreign governments.

                               ELECTRONICS SEGMENT

      The business and operations of the Electronics segment is conducted by Raytheon Electronic Systems Division and Raytheon Electronics. In January 1995, the Company combined its Missile Systems, Equipment, Electromagnetic Systems and Research divisions with Amber Engineering, Inc., Seiscor Technologies, Inc. and Xyplex, Inc. to form the Raytheon Electronic Systems Division, which designs, manufactures and services advanced electronic systems for both governmental and commercial customers.

      The principal contributor to electronic systems sales and earnings in recent years has been and continues to be sales to the United States and foreign governments of air defense missile systems, subsystems and components. The Patriot Air Defense System, the Company's largest program, had sales of $1.089 billion, $1.248 billion and $1.209 billion in 1994, 1993 and 1992, respectively. Other products and services sold directly or indirectly to the Government include: ship and land based radar systems for surveillance, target identification, tracking, fire control, navigation, air traffic control and weather observation; sonar systems; communications systems; electronic countermeasures systems and electronic components (see Backlog Discussion, p. 6). Some of the Government's procurement is for non-military use such as air traffic control and weather observation.

            Raytheon acts as a prime contractor or major subcontractor for many different Government programs including those that involve the development and production of new or improved weapons or other types of electronics systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts.

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

      Raytheon's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types:
   (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iii) cost plus award fee contracts which provide for the payment of an award fee determined in the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, travel costs in excess of government rates and certain litigation defense costs.

      Raytheon's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, Raytheon's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, Raytheon usually receives progress payments monthly from the Government generally in amounts equalling 85% of costs incurred under the contract. For contracts and modifications issued after November 11, 1993, progress payments may not exceed 75% of incurred costs. This rate may be adjusted from time to time on the basis of the Short Term Commercial Borrowing Rate published by the Federal Reserve. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

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

      Under many Government contracts, Raytheon is required to maintain facility and personnel security clearances complying with DOD requirements.

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

      During the first quarter of 1994 the Company's Board of Directors approved a company-wide restructuring plan designed to help maintain the Company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. The plan is being implemented over a two-year period and resulted in a one-time, pre-tax charge of $250 million ($162 million after tax). The major elements of the plan include the costs of employee separations and relocations, facility consolidations and facility and equipment disposals.

      Raytheon Electronic Systems has successfully expanded its defense technology and skills into commercial markets such as environmental monitoring, communications, air traffic control, vessel traffic and transportation systems. A leader in the field of wide-area environmental surveillance, Raytheon Electronic Systems is heading a team that will develop and produce the System for the Surveillance of the Amazon (SIVAM), an environmental monitoring system that will help Brazil protect natural resources, sustain economic growth and support proper land use, conservation and development in the Amazon region. The system is based on an integrated network of telecommunications, remote satellite sensing and imagery and ground-based and airborne sensors controlled by regional and national coordination centers. The parties are in the process of negotiating the definitive contract.

      Raytheon Electronics consists of the Semiconductor Division, Switchcraft, Inc., Raytheon Marine Company, Raytheon Anschutz GmbH and the Advanced Device Center. In addition, D.C. Heath and Company, an educational publisher, is part of the group.

      Raytheon Electronics is a strong niche player in semiconductor and audio components and marine electronics. Electronic products sold to commercial customers include: marine collision avoidance systems; marine radiotelephones, radars, autopilots and "Fathometer " depth sounders; and components such as semiconductor devices, transistors, diodes, integrated circuits, electronic controls for automobiles and appliances, switches, jacks and plugs. Some electronic products are manufactured and assembled for Raytheon outside of the United States.

      Raytheon's D.C. Heath and Company division publishes school and college textbooks and educational software.

                                 AIRCRAFT SEGMENT

      During 1994 Raytheon combined the operations of its Beech Aircraft and Raytheon Corporate Jets subsidiaries to form Raytheon Aircraft Company, which offers the broadest product line in business aviation. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, jetprops and medium and light jets for the world's commercial, regional airline and military markets.

      Raytheon Aircraft produces"Hawker " medium-sized business jets, which are sold in domestic and international markets. More than 874 Hawker aircraft of various models have been sold throughout the world since the product line was introduced in 1960 as the de Havilland 125. The single engine piston-powered Beechcraft Bonanza introduced in 1947 enjoys the distinction of the longest continuous production of any aircraft in history. Raytheon Aircraft also produces the twin-engine piston-powered Baron, several models of turbine-powered aircraft in the Starship and King Air jetprop product lines, and the Beechjet light business jet and its military counterpart, the T-1A Jayhawk Trainer sold to the United States

   Air Force. The Beech 1900D is a stand-up cabin 19-passenger aircraft sold to commuter airlines and corporate customers. Raytheon Aircraft also produces two missile target drones for the United States and its allied forces. Raytheon Aircraft operates fixed base operations at airports throughout the United States and supports military aircraft throughout the world.

                      ENGINEERING AND CONSTRUCTION SEGMENT*

   * Formerly the "energy and Environmental" segment, renamed to describe more accurately the business conducted by the segment. There has been no change in the segment's business or operations.

      The Engineering and Construction segment is comprised of operating subsidiaries of Raytheon Engineers & Constructors International, Inc., including Raytheon Engineers & Constructors, Inc., Raytheon Service Company and Cedarapids, Inc.

      Raytheon Engineers & Constructors is engaged in the design, construction and maintenance of electricity generating fossil fuel and nuclear plants, petroleum refining, lube oil, petrochemical, fertilizer, chemical, plastics, synthetic fuels and environmental treatment plants; metals manufacturing and processing plants and other types of heavy industrial plants. In addition, Raytheon Engineers & Constructors provides engineering services relating to facility and site planning, environmental assessment and design studies. It also designs and constructs specialty process, pharmaceutical and biotechnology plants. Customers include independent power producers, major utility companies, industrial concerns and the Government.

      Raytheon Engineers & Constructors undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey"), and as a result benefits from cost savings and carries the burden of cost overruns.

      Raytheon Service Company offers worldwide engineering, construction, installation, operation, maintenance, environmental and training services, and supports and maintains other complex military and industrial systems.

      Cedarapids, Inc. designs and manufactures a wide range of stationary and portable aggregate producing equipment, asphalt paving equipment, mixing plants and soil remediation systems.

                             MAJOR APPLIANCES SEGMENT

      The Major Appliances segment, which consists of Amana Refrigeration,

   Inc. and Speed Queen Company, manufactures and sells household and commercial appliances under the Amana, Speed Queen, Caloric, Modern Maid, Glenwood, Huebsch, Menumaster and UniMac brand names. Products include refrigerators, gas and electric ranges, cooktops, wall ovens and microwave ovens, as well as home washers and dryers and commercial laundry equipment for use in coin laundries and institutional settings. The line also includes freezers, dishwashers, room air conditioners, furnaces, central air conditioning systems and heat pumps. These products are sold to dealers, distributors and home builders for resale to the customer or for incorporation into new homes and apartments.

      Financial information about Operations by Business Segments and Operations by Geographic Areas is contained on page 49 of Raytheon's 1994 Annual Report to Stockholders and is incorporated herein by reference.

                                     BACKLOG

      Raytheon's backlog of orders at December 31, 1994 was $8.070 billion compared with $7.756 billion at the end of 1993. The 1994 amount includes funded backlog of $3.641 billion from the Government compared with $4.519 billion at the end of 1993. Normally, the Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, Raytheon's Government funded backlog represents only that amount which has been appropriated and against which Raytheon can be reimbursed for work performed.

      Approximately $2.415 billion of the overall backlog figure represents the unperformed portion of multi-year direct orders from foreign governments, of which $1.341 billion is for air defense systems or components thereof and related services and $1.074 billion is for the SIVAM environmental monitoring system. Approximately $823 million of the overall backlog represents non-government foreign backlog.

      Aircraft segment backlog was $1.203 billion at the end of 1994 versus $1.082 billion at the end of 1993.

      Backlog in the Engineering and Construction segment was $1.522 billion at the end of 1994 compared with $1.824 billion at the end of 1993. The decrease was due to the progress made on turnkey projects combined with the timing of several key international and domestic turnkey projects. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

      Approximately $2.509 billion of the $8.070 billion 1994 year-end backlog is not expected to be filled during the following twelve months.

                             RESEARCH AND DEVELOPMENT

      During 1994, Raytheon derived net sales of $450 million ($686.2 million in 1993 and $672.6 million in 1992) pursuant to Government contracts for research and development. In addition, during 1994 Raytheon expended

   $269.6 million on research and development efforts compared with $279.4 million in 1993 and $289.9 million in 1992. These expenditures principally have been for product development for the Government and for aircraft products. Approximately 10,000 employees (10,100 for 1993), of whom 4,300 (4,600 for 1993) hold engineering or scientific degrees, were actively engaged in research and development at the end of 1994.

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

                                   COMPETITION

      The military and commercial industries in which Raytheon operates are highly competitive in both military and commercial areas. Raytheon's competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Products are subject to an unpredictable and often high degree of obsolescence. The Electronics segment is a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing and reliability are principal competitive factors considered by electronics customers. About half of the 30 largest defense contractors in the United States are competitors in the Electronics segment. Several of the competitors of Raytheon Electronic Systems Division have relocated production facilities to states where the cost of doing business is less than in Massachusetts where most of Raytheon's defense electronics facilities are located.

      Competition in the Aircraft segment comes from a number of domestic and foreign jet, turboprop and piston aircraft manufacturers. Principal elements of competition in the industry are price, operating costs, reliability, cabin size and comfort, product quality, speed and service support.

      In the Engineering and Construction segment it is estimated that about 15 firms compete for major business opportunities worldwide. Competition is based primarily upon technical superiority, project experience and price. The ability to arrange or otherwise provide financing to customers is sometimes significant in attracting or retaining clients.

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

      Raytheon's patent position is deemed adequate for the conduct of its businesses. Should additional rights be desirable, Raytheon believes that in most instances they can be acquired on reasonable terms. It is Raytheon's policy to enforce its own patent rights and to respect the rights of others. Typically there are a number of infringement claims pending or threatened both by and against Raytheon. In the opinion of management, these claims will be disposed of in a satisfactory manner.

                                    EMPLOYMENT

      At December 31, 1994 Raytheon had 60,200 employees compared with 63,800 employees at the end of 1993. During 1994 the employment level declined by 4,600 people and 1,000 people were added as a result of acquisitions. Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count. Raytheon considers its employee relations to be generally satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages. Over the past ten years, Raytheon has experienced only one work stoppage: a two-week stoppage at its Amana, Iowa facility. Negotiations with the primary union representing Raytheon Electronic Systems Division employees in Massachusetts, whose labor contract expires in September 1995, will occur in the spring and summer of 1995. As a result of the dramatic decline in defense procurement and the Company's need to achieve a competition position in this increasingly cost sensitive market, the Company will seek significant changes to the terms and conditions of the contract, including wage and benefit concessions.

                                  FOREIGN SALES

      Of total sales, Raytheon's sales to customers outside the United States were 19.6%, 18.4% and 18.7% in 1994, 1993 and 1992, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance, and microwave communication. Financing, to the extent needed for foreign manufacturing and sales, is generally sought in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

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

   ITEM 2.  PROPERTIES

      Raytheon and its subsidiaries operate in a number of plants, laboratories and office facilities in the United States and abroad.

      Raytheon's manufacturing, engineering, research, administrative, sales and storage floor space aggregated approximately 29 million square feet at December 31, 1994, more than 97% of which was located in the United States. Of such total, 56% was owned, 22% was held pursuant to long-term leases, 16% was held pursuant to short-term leases and 6% was Government-owned. Raytheon's facilities are suitable and adequate for its current level of business. In connection with the restructuring plan announced in March 1994, certain facilities will be disposed of following consolidation.

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

   ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

      Accidents involving personal injuries and property damage occur in general aviation travel. When permitted by appropriate government agencies, Raytheon Aircraft investigates accidents related to its products involving fatalities or serious injuries. Through a relationship with FlightSafety International, Raytheon Aircraft provides initial and recurrent pilot and maintenance training services to reduce the frequency of accidents involving its products.

      Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note J to Raytheon's Financial Statements for the years ended December 31, 1994, 1993 and 1992.)

      The insurance policies for product liability coverage held by Raytheon Aircraft do not exclude punitive damages, and it is the position of Raytheon Aircraft and its counsel that punitive damage claims are therefore covered. Historically, the defense of punitive damage claims has been undertaken and paid by insurance carriers. Under the law of some states, however, insurers are not required to respond to judgments for punitive damages. Nevertheless, to date no judgments for punitive damages have been sustained.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

   SUBSTITUTE ITEM 4.   EXECUTIVE OFFICERS OF REGISTRANT AS OF
                        MARCH 1, 1995

   Gail P. Anderson. Vice President - Human Resources since December 1994. Prior to assuming his present position Mr. Anderson served as Vice President - Human Resources, Phillips Petroleum Company from 1986. Age:
   52

   Shay D. Assad. Vice President - Contracts since July 1994. Prior to assuming his present position Mr. Assad served as Manager-Contracts, Missile Systems Division from 1985. Age: 45

   Max E. Bleck. Director since November 1990 and President since March 1991. Prior to assuming his present position, Mr. Bleck served as President and Chief Executive Officer - Beech Aircraft Corporation from 1987. Age: 67

   Philip W. Cheney.  Vice President and Group Executive - Commercial

   Electronics since July 1994. Prior to assuming his present position, Dr. Cheney served as Vice President - Engineering from February 1990. Age: 59

   Peter R. D'Angelo. Vice President, Chief Financial Officer and Controller since January 1995. Prior to assuming his present position, Mr. D'Angelo served as Vice President and Corporate Controller from 1992 and as Controller - Missile Systems Division from 1984. Age: 56

   Herbert Deitcher.  Senior Vice President - Treasurer since November 1989.
   Age: 61

   David S. Dwelley. Vice President - Strategic Business Development since April 1991. Prior to assuming his present position, Mr. Dwelley served as Vice President - President, Raytheon Europe Limited from 1989. Age: 55

   Christoph L. Hoffmann. Senior Vice President - Law, Human Resources and Corporate Administration, and Secretary since February 1994. Prior to assuming his present position, Mr. Hoffmann served as Vice President, Secretary and General Counsel from July 1991 and as Senior Vice President, General Counsel and Secretary of Pneumo Abex Corporation from 1986. Age:
   50

   Thomas D. Hyde. Vice President and General Counsel since February 1994. Prior to assuming his present position, Mr. Hyde served as Assistant General Counsel from August 1992, as Senior Vice President, General Counsel and Chief Financial Officer of MNC Financial Inc. Special Assets Bank from 1991, and as Vice President, Finance Manville Sales Corporation from 1988. Age: 46

   Frank Kendall. Vice President - Engineering since December 1994. Prior to assuming his present position Mr.Kendall was a civilian employee with the Department of Defense from 1990. Age: 46

   Charles Q. Miller. Senior Vice President and Group Executive and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. since March 1993. Prior to assuming his present position, Mr. Miller served as President, United Engineers & Constructors, Inc. from 1990. Age: 49

   Dennis J. Picard. Director since 1989 and Chairman and Chief Executive Officer since March 1991. Prior to assuming his present position, Mr. Picard served as President from 1989. Age: 62

   Robert A. Skelly. Vice President - Assistant to the Executive Office. Prior to assuming his present position, Mr. Skelly served as Vice President-Administration, Environmental Quality and Procurement since

   September 1992, as Vice President-Public and Financial Relations from January 1991 and as Assistant to the President from August 1989. Age: 52

   Robert L. Swam. Senior Vice President and Group Executive - Appliance Group since January 1992. Prior to assuming his present position, Mr. Swam was an independent consultant from 1989. Age 54

   William H. Swanson. Senior Vice President and General Manager - Electronic Systems Division since January 1995. Prior to assuming his present position, Mr. Swanson served as Senior Vice President and General Manager, Missile Systems Division from 1990. Age: 46

   Arthur E. Wegner. Senior Vice President - Chairman and Chief Executive Officer of Raytheon Aircraft since July 1993. Prior to assuming his present position, Mr. Wegner served as Executive Vice President and President of the Aerospace/Defense Sector of United Technologies Corporation from 1989. Age: 57

   Edmund B. Woollen. Vice President - Government Marketing since December 1992. Prior to assuming his present position, Mr. Woollen served as Vice President-Corporate Marketing from October 1990 and as Director of Marketing, Government Group from 1986. Age: 50

      Each executive officer was elected by the Board of Directors to serve for a term of one year and until his successor is elected and qualified or until his earlier removal, resignation or death.

                                     PART II

   Item 5.  Market For Registrant's Common Equity and Related Stockholder
            Matters

      This information is contained in the Annual Report to Stockholders for the year ended December 31, 1994 on page 1, on page 48 under the caption "Quarterly Financial Data" and on the back cover and is incorporated herein by reference.

   Item 6.  Selected Financial Data

      This information is included in the "Ten Year Statistical Summary" contained in the Annual Report to Stockholders for the year ended December 31, 1994 on pages 50 and 51 and is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This information is contained in the Annual Report to Stockholders for the year ended December 31, 1994 on pages 43 through 48 and is incorporated herein by reference.

   Item 8.  Financial Statements and Supplemental Data

      Financial statements and supplementary data of the Registrant are contained in the Annual Report to Stockholders for the year ended December 31, 1994 on pages 52 through 67 and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

   Item 9.  Changes in and Disagreements with Accountants and Financial

            Disclosure

      None.

   Item 10.       Directors and Executive Officers of the Registrant

      Information regarding the directors of the Registrant is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 24, 1995 on pages 2 and 3 under the caption "Election of Directors" and is incorporated herein by reference. See Part I, Substitute Item 4 of this Form 10-K for information regarding the executive officers of the Registrant.

   Item 11.       Executive Compensation

      This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 24, 1995 beginning with the caption "Executive Compensation of Directors" on pages 6 through 10 and is incorporated herein by reference.

   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management

      This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 24, 1995 under the caption "Security Ownership" on pages 4 and 5 and is incorporated herein by reference.

   Item 13.       Certain Relationships and Related Transactions

      This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 24, 1995 under the caption "Other Information" on page 17 and is incorporated herein by reference.

                                     PART IV

   Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

   (a)      Financial Statements and Schedules

      (1) The following financial statements of Raytheon Company and Subsidiaries Consolidated, as contained in Raytheon's 1994 Annual Report to Stockholders, are hereby incorporated by reference:

            Balance Sheets at December 31, 1994 and 1993

            Statements of Income for the Years Ended
                  December 31, 1994, 1993 and 1992

            Statements of Stockholders' Equity for the Years Ended

                  December 31, 1994, 1993 and 1992

            Statements of Cash Flows for the Years Ended
                  December 31, 1994, 1993 and 1992

      (2)   The following financial statement schedule is included herein:

            Schedule II, Reserves for the Three Years Ended
                  December 31, 1994

            Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

   (b)      Reports on Form 8-K

      None.

   (c)      Exhibits

      (3.1) Raytheon Company Certificate of Incorporation, as amended through
            July 1, 1987, heretofore filed as an Exhibit to Registration Statement No. 33-15396, is hereby incorporated by reference.

      (3.2) Raytheon Company By-Laws, as amended through August 22, 1990, heretofore filed as an Exhibit to Raytheon's Form 10-K for the year ended December 31, 1990, are hereby incorporated by reference.

      (4) On July 3, 1986 the Company filed a registration statement on Form 8-A, which form was amended on June 28, 1988, describing certain rights that may accrue to stockholders in the event that a person or group acquires beneficial ownership of 20% or more of the Company's outstanding capital stock or commences a tender or exchange offer that would result in such person or group owning 25% or more of such outstanding capital stock. Said Registration Statement is hereby incorporated by reference.

     (10.1) Raytheon's 1976 Stock Option Plan, filed as an exhibit to
            Raytheon's Registration Statement No. 33-23449 on Form S-8, is hereby incorporated by reference.

     (10.2) Raytheon's 1991 Stock Plan, filed as an exhibit to Raytheon's 1991
            Form 10-K, is hereby incorporated by reference.

      (13) Raytheon's 1994 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated by reference).

      (22)  Subsidiaries of Raytheon Company

     (24.1) Consent of Independent Accountants

     (24.2) Report of Independent Accountants

     (28.1) Annual Report on Form 11-K for the              (To be filed at a
            Raytheon Savings and Investment Plan            later date under
                                                            Form 10-K/A)

     (28.2) Annual Report on Form 11-K for the              (To be filed at a
            Raytheon Savings and Investment Plan            later date under
            for Specified Hourly Payroll Employees          Form 10-K/A)

     (28.3) Annual Report on Form 11-K for the              (To be filed at a
            Raytheon Subsidiary Savings and                 later date under
            Investment Plan                                 Form 10-K/A)

     (28.4) Annual Report on Form 11-K for the              (To be filed at a
            Raytheon Employee Savings and                   later date under
            Investment Plan                                 Form 10-K/A)

   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       RAYTHEON COMPANY

   /s/ Christoph L. Hoffmann
       Christoph L. Hoffmann
   Senior Vice President and Secretary
       for the Registrant


   Dated:  March 22, 1995

   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURES                               TITLE
     DATE

  Dennis J. Picard          Chairman of the Board        March 22, 1995
 (Dennis J. Picard)        and Director (Principal
                              Executive Officer)

   Max E. Bleck             President and Director       March 22, 1995
  (Max E. Bleck)

   Charles F. Adams                Director              March 22, 1995
  (Charles F. Adams)

   Francis H. Burr                 Director              March 22, 1995
  (Francis H. Burr)

   Ferdinand Colloredo-Mansfeld    Director              March 22, 1995
  (Ferdinand Colloredo-Mansfeld)

   Theodore L. Eliot, Jr.          Director              March 22, 1995
  (Theodore L. Eliot, Jr.)

   Barbara B. Hauptfuhrer          Director              March 22, 1995
  (Barbara B. Hauptfuhrer)

   Richard D. Hill                 Director              March 22, 1995
  (Richard D. Hill)

   James N. Land, Jr.              Director              March 22, 1995
  (James N. Land, Jr.)

   Thomas L. Phillips              Director              March 22, 1995
  (Thomas L. Phillips)

   Warren B. Rudman                Director              March 22, 1995
  (Warren B. Rudman)

   Joseph J. Sisco                 Director              March 22, 1995
  (Joseph J. Sisco)

   Alfred M. Zeien                 Director              March 22, 1995
  (Alfred M. Zeien)

   Peter R. D'Angelo        Vice President - Chief       March 22, 1995
  (Peter R. D'Angelo)         Financial Officer,
                                 Controller
                         (Chief Accounting Officer)

                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           ----------------------------------------------
                                                       SCHEDULE II - RESERVES
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                             -------------------------------------------
                                                           (In thousands)


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


------------------------------------------------------------------------------------------------------------
-------
      Year ended December 31, 1994:
        Allowance for doubtful          $25,891             $ 2,473              -          $ 7,074
$21,290
         accounts receivable

      Year ended December 31, 1993:
        Allowance for doubtful         $20,023              $ 4,586              -          $(1,282)
$25,891
         accounts receivable

      Year ended December 31, 1992:
        Allowance for doubtful          $19,229             $10,336              -          $ 9,542
$20,023
         accounts receivable


      Note (1) - Uncollectible accounts and adjustments, less recoveries