Form 10-Q
period 1995-04-02
RAYTHEON CO
filed 1995-05-17
CIK 82267

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended April 2, 1995

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                  ----    ----





         PAGE 2


   NUMBER OF COMMON SHARES OUTSTANDING AT APRIL 2, 1995: 123,090,000

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                         PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                 ----------------------------------------------
                           BALANCE SHEETS (Unaudited)

                                      April 2, 1995        Dec. 31, 1994
                                      -------------        -------------
                                               (In thousands)

                                                   ASSETS

   Cash and marketable securities        $  193,467         $   202,181
   Accounts receivable                      960,011             976,278
   Federal and foreign income taxes
    including deferred                       95,865             165,615
   Contracts in process, less progress
    payments                              2,052,865           1,951,270
   Inventories                            1,722,510           1,499,458
   Prepaid expenses                         183,476             190,689
                                         ----------          ----------
         Total current assets             5,208,194           4,985,491
   Property, plant and equipment, net     1,362,494           1,360,780
   Other assets                           1,103,367           1,049,123
                                         ----------          ----------
                                         $7,674,055          $7,395,394
                                         ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes payable and current portion
    of long-term debt                    $1,404,741          $1,033,081
   Accounts payable                         788,570             894,911
   Advance payments, less contracts in
    process                                 355,181             466,448
   Accrued expenses                         887,212             888,625
                                         ----------          ----------
         Total current liabilities        3,435,704           3,283,065
   Non-current pension liability             25,068              25,068
   Federal and foreign income taxes,
     including deferred                     134,571             134,571
   Long-term debt                            24,152              24,522
   Stockholders' equity                   4,054,560           3,928,168
                                         ----------          ----------
                                         $7,674,055          $7,395,394
                                         ==========          ==========

   The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ---------------------------------------------
                        STATEMENTS OF INCOME (Unaudited)

                                                 Three Months Ended
                                             April 2, 1995   April 3, 1994
                                             -------------   -------------
                                         (In thousands, except per share data)

   Net sales                                   $2,387,116      $2,314,471
                                               ----------      ----------
   Cost of sales                                1,825 555       1,796,549
   Administrative and selling expenses            230,345         213,601
   Research and development expenses               75,065          61,387
   Restructuring provision                              -         249,751
                                               ----------      ----------
   Total operating expenses                     2,130,965       2,321,288
                                               ----------      ----------
   Operating income                               256,151          (6,817)
                                               ----------      ----------
   Interest expense                                22,678          10,508
   Interest and dividend income                    (8,503)        (17,275)
   Other (income) expense, net                    (23,838)         (6,996)
                                               ----------      ----------
   Non-operating (income) expense, net             (9,663)        (13,763)
                                               ----------      ----------

   Income before taxes                            265,814           6,946
   Federal and foreign income taxes                91,878             (20)
                                               ----------      ----------

   Net income                                  $  173,936      $    6,966
                                              ===========     ===========
   Earnings per common share                        $1.41           $ .05

   Average number of common shares
    outstanding during period                     123,171         135,141

   Dividends declared per common share              $.375            $.35

   The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                 ----------------------------------------------
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                April 2, 1995   April 3, 1994
                                                -------------   -------------
                                                        (In thousands)

   Cash flows from operating activities
     Net income                                     $173,936         $  6,966
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                   65,377           69,156
       Restructuring provision                             -          249,751
       Other adjustments, net of the effect
         of acquired companies                      (376,601)        (162,302)
                                                    --------         --------
   Net cash provided (used) in operating activities (137,288)         163,571
                                                    --------         --------
   Cash flows from investing activities
     Additions to property, plant and equipment      (55,423)         (68,086)
     Payment for purchase of acquired companies,
       net of cash acquired                         (108,052)               -
     All other, net                                  (18,541)          (3,891)
                                                    --------         --------
   Net cash used in investing activities            (182,016)         (71,977)
                                                    --------         --------
   Cash flows from financing activities
     Change in short-term debt                       371,660          (61,766)
     Dividends                                       (46,215)         (47,221)
     Purchase of treasury shares                     (35,771)         (39,666)
     Proceeds under common stock plans                20,382           15,646
     All other, net                                      300           (1,808)
                                                    --------         --------
   Net cash provided (used) by financing activities  310,356         (134,815)
                                                    --------         --------
   Effect of foreign exchange rates on cash              963             (269)
                                                    --------         --------
   Net decrease in cash and cash equivalents          (7,985)         (43,490)

   Cash and cash equivalents at beginning
    of year                                          200,938          190,121
                                                    --------         --------
   Cash and cash equivalents at end of period       $192,953         $146,631
                                                    ========         ========

   The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                 ----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

   (1) Details of certain balance sheet accounts are as follows:

                                                April 2, 1995  Dec. 31, 1994
                                                -------------  -------------
                                                        (In thousands)
       Cash and marketable securities
          Cash and cash equivalents               $  192,953      $  200,938
          Marketable securities                          514           1,243
                                                  ----------      ----------
            Total cash and marketable securities  $  193,467      $  202,181
                                                  ==========      ==========
       Inventories
          Finished goods                          $  869,727      $  666,654
          Work in process                            620,399         632,390
          Materials and purchased parts              411,812         379,842
          Excess of current cost over LIFO values   (179,428)       (179,428)
                                                  ----------      ----------
            Total inventories                     $1,722,510      $1,499,458
                                                  ==========      ==========
       Property, plant and equipment
          At cost                                 $3,746,716      $3,691,001
          Accumulated depreciation and
            amortization                          (2,384,222)     (2,330,221)
                                                  ----------      ----------
            Net property, plant and equipment     $1,362,494      $1,360,780
                                                  ==========      ==========
       Stockholders' equity
          Preferred stock, no outstanding shares  $        -      $        -
          Common stock, outstanding shares           123,090         123,322
          Additional paid-in capital                 351,401         332,790
          Equity adjustments                           4,597          (9,463)
          Retained earnings                        3,575,472       3,481,519
                                                  ----------      ----------
            Total stockholders' equity            $4,054,560      $3,928,168
                                                  ==========      ==========

   (2) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company-wide plan will result in personnel reductions of approximately 4,400 people, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. The restructuring provision includes estimated costs for employee severance and other benefits of $91 million, asset write-downs of $23 million and idle facility-related costs of $136 million. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million. Through the first quarter of 1995 $129.2 million of restructuring costs has been incurred, of which $42.4 million was employee related costs and $86.8 million was related principally to asset disposals and idle facilities. Additionally, 3,600 employees have been notified of termination of which 2,800 have actually been terminated. The spending is expected to be essentially completed by the end of 1995.

   (3) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   First Quarter  1995 versus 1994
   -------------------------------
   Raytheon Company reported record first quarter earnings of $173.9 million on record sales of $2.387 billion, driven by the strength of its commercial business. Earnings per share increased 12.8 percent to $1.41, also a first quarter record. In 1994's first quarter, earnings were $169.3 million and earnings per share were $1.25, excluding a special charge of $162.3 million, or $1.20 per share, related primarily to the restructuring of defense operations. First quarter sales in 1994 were $2.314 billion.

   Raytheon's commercial sector led the company to its best first quarter in history, offsetting lower defense-related sales and earnings.

   The company's total backlog at the end of the quarter was $8.157 billion and was 10.5 percent higher than the backlog at the end of the first quarter of 1994. The backlog increase was led by the Engineering and Construction segment which recorded three major power projects during the quarter, increasing its backlog by 23.9 percent over the 1994 first quarter.

   The Engineering and Construction segment, with worldwide operations, had record first quarter profits, due primarily to improved margins on foreign contracts. Sales were lower than 1994 due primarily to the timing of key international and domestic turnkey projects.

   The Aircraft segment headquartered in Wichita, Kansas and Little Rock, Arkansas, had record first quarter sales and profits, resulting from increased deliveries of regional aircraft, King Air jetprops and Hawker special mission aircraft.

   The Appliance segment, headquartered in Amana, Iowa had record first quarter sales and increased profits due principally to increased shipments of commercial laundry products from the recently acquired Unimac product line.

   In the Electronics segment, Raytheon Marine, headquartered in Manchester, N.H., had strong sales and profits led by shipments of recreational boating products and by the acquisition of Anschuetz, a Germany-based marine electronics company with high-seas products that complement Raytheon's existing marine electronics line.

   Sales and profits were lower in government electronics due to the decline in defense spending and increased competition, which resulted in lower sales and profits for the Electronics segment. The company continued its efforts to reduce costs, including the previously reported consolidation of all of its defense related business units into the Raytheon Electronics Systems Division, as announced on January 17. The company also continued to work with state and local officials, utility executives and employees in Massachusetts to address the state's competitive disadvantage in manufacturing, including areas such as state tax policy and energy.

   Sales to the U.S. government were $875 million in the first quarter of 1995, a decrease of $189 million or 17.8 percent from the comparable quarter of 1994.

   U. S. government sales were 36.7 percent of consolidated net sales in 1995 compared with 46.0 percent in 1994. Commercial sales to U.S. customers increased to $958 million or 40.1 percent of consolidated sales from the $893 or 38.6 percent reported in 1994. Sales to customers outside the United States were $554 million or 23.2 percent of consolidated sales versus $357 million or 15.4 percent reported in 1994.

   Operating income was $256.2 million or 10.7 percent of sales versus $242.9 million or 10.5 percent of sales in 1994. The 1994 results exclude the effect of the restructuring provision which is discussed below. The operating income for 1994 after the restructuring provision was a loss of $6.8 million or .3 percent of sales.

   The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company-wide plan will result in personnel reductions of approximately 4,400 people, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. The restructuring provision includes estimated costs for employee severance, and other benefits of $91 million, asset write-downs of $23 million and idle facility-related costs of $136 million. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million.
   Through the first quarter of 1995 $129.2 million of restructuring costs has been incurred, of which $42.4 million was employee related costs and $86.8 million was related principally to asset disposals and idle facilities. Additionally, 3,600 employees have been notified of termination of which 2,800 have actually been terminated. The spending is expected to be essentially completed by the end of 1995.

   Interest expense for 1995 increased to $22.7 million from $10.5 million in 1994. The increase is due principally to higher interest rates for commercial paper.

   Interest and dividend income for 1995 declined to $8.5 million from $17.3 million in 1994. The 1994 results included an interest payment received on a federal income tax refund.

   Other income (net) for 1995 increased to $23.8 million from $7.0 million in 1994. The increase is due to a gain on the sale of stock held as an investment.

   The 1995 tax rate reflects the statutory rate of 35% reduced by foreign tax credits.

   For reasons discussed above, net income increased by $4.6 million or 2.7 percent from 1994 excluding the effect of the 1994 restructuring provision. The net income for 1994 after the restructuring provision was $7.0 million.

   Earnings per common share increased 12.8 percent to $1.41 for the first quarter of 1995 from $1.25 for the first quarter of 1994 excluding the 1994 restructuring provision. The 1994 earnings per share were $.05 after the restructuring provision of $1.20 per share. The average number of shares outstanding during the first quarter of 1995 was 123.2 million versus 135.1 million in 1994. During the quarter outstanding shares were increased by 293,000 due to the exercise of employee stock options. The company also acquired 525,000 treasury shares at a cost of $35.8 million.

   On February 23, 1994 the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. In 1994, 11.7 million shares were purchased under this authorization and the balance were purchased during the first quarter of 1995.

   On February 22, 1995 the Board of Directors authorized the repurchase of up to 6 million shares of the company's common stock. The company will repurchase shares in the open market from time to time as conditions warrant.

   The book value of common shares outstanding at the end of the period was $32.94, as compared with $31.85 at December 31, 1994 and $31.38 at April 3, 1994.

   Backlog consisted of the following at:

                                   April 2,       Dec. 31,    April 3,
                                     1995           1994        1994
                                                 (In millions)
   Electronics                     $5,028         $5,311      $4,660
   Engineering and Construction     1,967          1,522       1,588
   Aircraft                         1,126          1,203       1,085
   Major Appliances                    36             34          47
                                   ------         ------      ------
     Total Backlog                 $8,157         $8,070      $7,380
   U.S. government funded
     backlog included above        $3,438         $3,641      $4,377

   During the first quarter of 1995 there was a negative cash flow from operations of $137.3 million due to increased commercial inventories, higher contracts in process balances at both government and commercial businesses and a lower level of advance payments principally on foreign contracts, partially offset by net income and depreciation. During the quarter funds were used for additions to property, plant and equipment of $55.4 million, for acquired companies of $108.1 million and for dividends of $46.2 million. As a result of the above, short-term debt increased by $371.7 million. The company expects to reduce commercial inventories and contracts in process levels over the balance of 1995 through increased sales and cost control efforts.

   Inventories increased to $1,722.5 million at April 2, 1995 from $1,499.5 million at December 31, 1994 due principally to increased commercial inventories at the Aircraft and Major Appliances segments.

   Federal and foreign income taxes declined to $95.9 million at April 2, 1995 from $165.6 million at December 31, 1994 due to the timing of federal income tax payments.

   Advance payments, less contracts in process, declined to $355.2 million at
   April 2, 1995 from $466.4 million at December 31, 1994 due to lower levels
   of advance payments at the Electronics and Engineering and Construction segments.

   Debt, net of cash and marketable securities, was $1,236 million at April 2, 1995 as compared with $855 million at December 31, 1994 and $687 million at April 3, 1994. Net debt as a percentage of equity was 30.5 percent at April 2, 1995 as compared with 21.8 percent at December 31, 1994 and 16.2 percent at April 3, 1994. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1995.

   Capital expenditures were $55.4 million for the first quarter of 1995 versus $68.1 million in the first quarter of 1994. Capital expenditures for the year 1995 are expected to be slightly above the 1994 level.

   Dividends declared to stockholders during the first quarter of 1995 were $46.2 million versus $47.2 million in 1994. The dividend rate in the first quarter of 1995 was $.375 per common share versus $.35 in the first quarter of 1994.

   Total employment was 60,500 at April 2, 1995, as compared with 60,200 at December 31, 1994 and 62,200 at April 3, 1994.

   During the first quarter of 1995 the company completed a previously announced acquisition of the marine navigation business of Anschuetz & Co, GmbH. Anschuetz, located in Kiel, Germany, is one of the world's leading manufacturers of gyro compasses, autopilots and steering control systems for the commercial and military marine market. Anschuetz has become part of Raytheon Marine Company.

   Shortly after the close of the first quarter of 1995, the company announced a cash tender offer to combine Raytheon and E-Systems, a successful, growing company in the defense and government electronics business with 1994 sales of approximately $2 billion and a record year-end backlog in excess of $2.6 billion. Headquartered in Dallas, E-Systems has approximately 16,000 employees. The transaction, valued at approximately $2.3 billion, was completed on April 28, 1995 and the financial results of E-Systems will be consolidated with Raytheon commencing in the second quarter of 1995. The acquisition will be financed through a combination of short-term, medium-term and long-term financing. The combination of E-Systems and Raytheon creates a company with over $12 billion in annualized revenues. This combination is expected to providee a small increase in Raytheon's earnings per share in 1995 based on increased E-Systems' sales volume from its record order backlog at the end of the first quarter of 1995 and growth synergies from the combination with Raytheon, and an increasingly positive contribution to earnings per share thereafter. The combination is consistent with Raytheon's strategy to remain a strong diversified commercial company and a top tier competitor in defense.

   The unaudited financial statements of E-Systems and the unaudited pro-forma combined condensed financial statements for Raytheon and E-Systems for the three month periods ending April 2, 1995 and April 3, 1994 in accordance with the provisions of Accounting Principles Board opinion number 16 on business combinations are set forth on pages 11-26.

   The company enters into interest rate and foreign currency interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates and foreign exchange rates on financing arrangements with customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are used to provide purchasers of the company's products with fixed financing terms over extended time periods. Cross-currency interest rate swaps have allowed the company's foreign subsidiaries to meet borrowing needs at lower interest rates compared to local borrowing. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are held to maturity and no exchange traded or over-the-counter instruments have been purchased. The impact on the financial position, liquidity, and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities or commitments.

   Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are immaterial. The company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability will not have a material effect on the company's financial position, liquidity, or results of operations after giving effect to amounts already recorded.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                        E-SYSTEMS, INC. and SUBSIDIARIES
                        Statement of Consolidated Income
              Three Months Ended March 31, 1995 and March 31, 1994
                             (Amounts in Thousands)

                                             Three Months Ended
                                      March 31, 1995      March 31, 1994
   ----------------------------------------------------------------------
   Net Sales                            $514,647           $495,129
   Other Income                            1,289              1,028
                                        --------           --------
                                         515,936            496,157

   Costs and Expenses
      Contract and manufacturing
       costs, selling, general and
       administrative expense            470,717            453,692
      Interest expense                       706                512
                                        --------           --------
                                         471,423            454,204

   Income before federal
      income taxes                        44,513             41,953

   Provision for taxes on income -
      Note B                              15,134             13,844
                                        --------           --------

      NET INCOME                        $ 29,379           $ 28,109
                                        ========           ========

   Earnings Per Share                     $ 0.85             $ 0.82
                                        ========           ========
   Dividends Per Share                    $0.375             $0.300
                                        ========           ========

                        E-SYSTEMS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Amounts in Thousands)

   ASSETS                               March 31, 1995       Dec. 31, 1994
   -----------------------------------------------------------------------

   CURRENT ASSETS
      Cash and cash equivalents            $   62,655         $   24,401
      Accounts receivable                     421,966            438,205
      Unreimbursed costs and fees under
       cost-plus-fee contracts                206,690            186,855
      Fixed-price contracts:
       Fixed-price contracts in progress       85,812             83,903
       Less progress and advance payments      13,533             11,802
                                           ----------         ----------
                                               72,279             72,101

      Raw materials and purchased parts        53,015             40,272
      Prepaid expenses and other assets        17,264             18,877
                                           ----------         ----------
            TOTAL CURRENT ASSETS              833,869            780,711

   OTHER ASSETS
      Prepaid pension costs                    38,611             34,485
      Deferred charges and other               76,242             69,022
      Deferred federal income taxes            70,246             72,160
      Costs in excess of net
       assets acquired                         99,245            101,962
                                           ----------         ----------
                                              284,344            277,629

   PROPERTY, PLANT AND EQUIPMENT              543,050            531,570
      Less allowances for depreciation        222,257            215,743
                                           ----------         ----------
                                              320,793            315,827
                                           ----------         ----------
                                           $1,439,006         $1,374,167
                                           ==========         ==========

   LIABILITIES AND
       STOCKHOLDERS' EQUITY             March 31, 1995       Dec. 31, 1994
   --------------------------------------------------------------------------

   CURRENT LIABILITIES
      Accounts payable                     $   77,454         $  95,316
      Accrued liabilities                     137,944            92,065
      Short-term obligations and current
       portion of long-term debt               13,825             9,517
      Federal income taxes payable             13,613              --
                                           ----------         ---------

           TOTAL CURRENT LIABILITIES          242,836           196,898

   LONG-TERM DEBT
      Notes payable                             4,454             3,769
      Installment lease obligations             6,337             6,346
                                           ----------         ---------
                                               10,791            10,115

   DEFERRED ITEMS
      Retiree health care and life
       insurance benefits                     283,161           284,227
      Other deferred items                     42,522            46,298
                                           ----------         ---------
                                              325,683           330,525

   STOCKHOLDERS' EQUlTY
      Common stock, par value $1.00
       Authorized 50,OOO,OOO shares;
       issued and outstanding 34,180,685
       shares in 1995 and 34,071,113
       shares in 1994.                         34,181            34,071
      Additional capital                      182,269           178,810
      Retained earnings                       643,246           623,748
                                           ----------        ----------
                                              859,696           836,629
                                           ----------        ----------
                                           $1,439,006        $1,374,167
                                           ==========        ==========

   Note A -- Basis of Presentation

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been made and are of a normal, recurring nature.

   Note B -- Federal Income Taxes

   The effective income tax rate for the first three months of 1995 and 1994 is less than the statutory rate due to the tax effect of income excluded under Foreign Sales Corporation tax regulations and the tax benefit of certain ESOP dividends.

   Note C -- Earnings Per Share

   Earnings per share is computed based on the sum of the average outstanding common shares and common equivalent shares (Quarter ended March 31, 1995 and March 31, 1994, 34,504,000 and 34;425,000, respectively.

   Note D -- Contingencies

   There have been no significant changes in the status of contingencies since December 31, 1994.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                        E-SYSTEMS, INC. and SUBSIDIARIES
                        Statement of Consolidated Income
              Three Months Ended March 31, 1994 and March 31, 1993
                             (Amounts in Thousands)

                                             Three Months Ended
                                      March 31, 1994      March 31, 1993
   ----------------------------------------------------------------------
   Net Sales                            $495,129           $531,441
   Other Income                            1,028              1,480
                                        --------           --------
                                         496,157            532,921

   Costs and Expenses
      Contract and manufacturing
       costs, selling, general and
       administrative expense            453,692            489,950
      Interest expense                       512              2,032
                                        --------           --------
                                         454,204            491,982

   Income before federal
      income taxes                        41,953             40,939

   Provision for taxes on income -
      Note B                              13,844             13,510
                                        --------           --------

      NET INCOME                        $ 28,109           $ 27,429
                                        ========           ========

   Earnings Per Share                     $ 0.82             $ 0.81
                                        ========           ========
   Dividends Per Share                    $0.300             $0.275
                                        ========           ========

                        E-SYSTEMS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Amounts in Thousands)

   ASSETS                               March 31, 1994       Dec. 31, 1993
   -----------------------------------------------------------------------

   CURRENT ASSETS
      Cash and cash equivalents            $   58,506        $    32,638
      Accounts receivable                     435,559            426,404
      Unreimbursed costs and fees under
       cost-plus-fee contracts                221,022            207,519
      Fixed-price contracts:
       Fixed-price contracts in progress       80,762             54,644
       Less progress and advance payments      20,550             21,580
                                           ----------         ----------
                                               60,212             33,064

      Raw materials and purchased parts         8,701             11,714
      Prepaid expenses and other assets        20,046             38,623
                                           ----------         ----------
            TOTAL CURRENT ASSETS              804,046            749,962

   OTHER ASSETS
      Prepaid pension costs                    36,296             36,489
      Deferred charges and other               59,132             56,653
      Deferred federal income taxes            64,874             65,544
      Costs in excess of net
       assets acquired                         61,911             62,401
                                           ----------         ----------
                                              222,213            221,087

   PROPERTY, PLANT AND EQUIPMENT              499,701            498,454
      Less allowances for depreciation        189,561            190,330
                                           ----------         ----------
                                              310,140            308,124
                                           ----------         ----------
                                           $1,336,399         $1,279,173
                                           ==========         ==========

   LIABILITIES AND
       STOCKHOLDERS' EQUITY             March 31, 1994      Dec. 31, 1993
   ----------------------------------------------------------------------

   CURRENT LIABILITIES
      Accounts payable                     $   75,486        $  95,316
      Accrued liabilities                      94,114            92,065
      Short-term obligations and current
       portion of long-term debt               25,256             9,517
      Federal income taxes payable             10,432              --
                                           ----------         ---------
           TOTAL CURRENT LIABILITIES          205,288           196,898

   LONG-TERM DEBT
      Notes payable                               738             3,769
      Installment lease obligations             7,103             6,346
                                           ----------         ---------
                                                7,841            10,115

   DEFERRED ITEMS
      Retiree health care and life
       insurance benefits                     288,770           284,227
      Other deferred items                     42,733            46,298
                                           ----------         ---------
                                              331,503           330,525

   STOCKHOLDERS' EQUlTY
      Common stock, par value $1.00
       Authorized 50,OOO,OOO shares;
       issued and outstanding 34,180,685
       shares in 1995 and 34,071,113
       shares in 1994.                         33,975            34,071
      Additional capital                      174,814           178,810
      Retained earnings                       582,978
                                           ----------        ----------
                                              791,767           836,629
                                           ----------        ----------
                                           $1,336,399        $1,279,173
                                           ==========        ==========

   Note A -- Basis of Presentation

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been made and are of a normal, recurring nature. Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

   Note B -- Federal Income Taxes

   The effective income tax rate for the first three months of 1994 and 1993 is less than the statutory rate due to the tax effect of income excluded under Foreign Sales Corporation tax regulations and the tax benefit of certain ESOP dividends.

   Note C -- Earnings Per Share

   Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares (Quarter ended March 31, 1994 and March 31, 1993, 34,425,000 and 33,705,000, respectively.) Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully dilutive earnings per share are essentially the same.

   Note D -- Contingencies

   There have been no significant changes in the status of contingencies since December 31, 1993. Refer to Management's Discussion and Analysis for a discussion of contingencies.

                               UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS


       The following unaudited pro forma combined condensed financial statements have been prepared by the Corporation's management from its historical consolidated financial statements and from the historical financial statements of E-Systems, Inc. The unaudited pro forma combined condensed statements of earnings reflect adjustments as if the Transaction had occurred on January 1, 1994 and January 1, 1995. The unaudited pro forma combined condensed balance sheets reflect adjustments as if the Transaction had occurred on April 3, 1994 and April 2, 1995. See "Note 1 -
   - Basis of Presentation." The pro forma adjustments described in the accompanying notes are based upon preliminary estimates and certain assumptions that management of the Corporation believes are reasonable in such circumstances.

       The unaudited pro forma combined condensed financial statements should be read in conjunction with the historical consolidated financial statements of the Corporation and the related notes thereto. The unaudited pro forma combined condensed financial statements should also be read in conjunction with the historical financial statements of E-Systems, Inc. and the related notes thereto.

       The unaudited pro forma combined condensed financial statements are not necessarily indicative of what the financial position or results of operations actually would have been if the Transaction had occurred on the applicable date indicated. Moreover, they are not intended to be indicative of future results of operations or financial position.

       The combination of Raytheon and E-Systems creates a company with over $12 billion in annualized revenues. This combination is expected to provide a small increase in Raytheon's earnings per share in 1995 based on increased E-Systems sales volume from its record order backlog at the end of the first quarter of 1995 and growth synergies from the combination with Raytheon, and an increasingly positive contribution to earnings per share thereafter. The combination is consistent with Raytheon's strategy to remain a strong diversified commercial company...and a top tier competitor in defense.

                                Raytheon Company
                Computation of Ratio of Earnings to Fixed Charges
                          (Dollar Amounts in Thousands)

                                                          Three Months Ended
                   Description                               April 2, 1995
                   -----------                            ------------------
         Income before taxes per
          statement of income                                 $265,814
         Add:
           Portion of rents representative of
            the interest factor                                  8,782
           Interest on indebtedness                             22,678
           Amortization of debt
            expense and premium                                     33
                                                              --------
         Income as adjusted                                   $297,307
                                                              ========
          Fixed charges:
           Portion of rents representative of
            the interest factor                               $  8,782
          Interest on indebtedness                              22,678
          Capitalized interest                                     403
          Amortization of debt
           expense and premium                                      33
                                                              --------
         Fixed charges                                        $ 31,896
                                                              ========

         Ratio of earnings to
          fixed charges                                            9.3
                                                              ========

          Unaudited Pro Forma Combined Condensed Statement of Earnings

                                         For the months ended April 3, 1994

                                                         Pro-Forma   Pro Forma
                                    Raytheon  E-Systems  Adjustments  Combined
                                        (In millions, except per share data)

   Net sales                          $2,314     $496    $              $2,810
   Cost of sales                       1,796      391       (1)  (2c)    2,181
   Admin. and selling expenses           214       46       (5)  (2d)      260
   Research and development expenses      61       17                       78
   Restructuring provision               250                               250
                                      ------     ----      ---          ------
         Operating income                 (7)      42        6              41

   Interest income, net                    7                                 7
   Acquisition interest expense                             32   (2e)       32
   Amortization of acquisition goodwill                     10   (2f)       10
   Other income                            7                                 7
                                      ------     ----      ---          ------
         Income before tax                 7       42      (36)             13

   Federal and foreign income taxes                14       (9)  (2g)        5
                                      ------     ----      ---          ------
         Net income                   $    7     $ 28     $(27)         $    8

   Earnings per common share
         Outstanding shares           $  .05                            $  .06
         Fully diluted                $  .04                            $  .06

   Average common shares
         Outstanding                   135.1                             135.1
         Fully diluted                 136.2                             136.2

          Unaudited Pro Forma Combined Condensed Statement of Earnings

                                         For the months ended April 2, 1995

                                                         Pro-Forma   Pro Forma
                                    Raytheon  E-Systems  Adjustments  Combined
                                        (In millions, except per share data)

   Net sales                          $2,387     $516    $              $2,903
   Cost of sales                       1,826      404       (1)  (2c)    2,224
   Admin. and selling expenses           230       51       (5)  (2d)      281
   Research and development expenses      75       16                       91
                                      ------     ----      ---          ------
         Operating income                256       45        6             307

   Interest expense, net                  14        1                       15
   Acquisition interest expense                             35   (2e)       35
   Amortization of acquisition goodwill                     10   (2f)       10
   Other income                           24                                24
                                      ------     ----      ---          ------
         Income before tax               266       44      (39)            271

   Federal and foreign income taxes       92       15      (11)   (2g)      96
                                      ------     ----      ---          ------
         Net income                   $  174     $ 29     $(28)         $  175

   Earnings per common share
         Outstanding shares           $ 1.41                            $ 1.41
         Fully diluted                $ 1.40                            $ 1.40

   Average common shares
         Outstanding                  123.2                              123.2
         Fully diluted                124.4                              124.4

              Unaudited Pro Forma Combined Condensed Balance Sheet
                               As of April 2, 1995


                                                         Pro-Forma  Pro Forma
                                    Raytheon  E-Systems  Adjustments Combined
                                                    (In millions)

   Assets
     Current assets
   Cash and marketable securities    $  193  $   63    $ (63)   (2b)  $   193
   Accounts receivable                  960                               960
   Contracts in process               2,053     754     (124)   (2d)    2,683
   Inventories                        1,723                             1,723
   Other                                279      17                       296
                                      -----  ------      ----           -----
   Total Current assets               5,208     834      (187)          5,855

   Property, plant and equipment, net 1,363     321        (8)   (2b)   1,676
   Costs in excess of net assets acq.            99       (99)   (2b)   1,680
                                                        1,680    (2b)

   Other assets                       1,103     185        (7)   (2b)   1,322
                                                          (39)   (2b)
                                                           80    (2b)
                                     ------  ------    ------         -------
   Total assets                      $7,674  $1,439    $1,420         $10,533
                                     ======  ======    ======         =======

   Liabilities and stockholders equity
     Current liabilities
   Notes payable and current portion
     of long term debt               $1,405  $   14    $  700    (2b) $ 2,119
   Advance payments                     355                               355
   Accounts payable                     789      77                       866
   Other                                887     152        49    (2b)   1,088
                                     ------  ------    ------         -------
   Total Current liabilities         $3,436     243       749           4,428

   Long term debt                        24       4     1,492    (2b)   1,520
   Other                                159     332        84    (2b)     530
                                                          (45)   (2b)
   Stockholders equity                4,055     860      (860)          4,055
                                     ------  ------    ------         -------
                                     $7,674  $1,439    $1,420         $10,533
                                     ======  ======    ======         =======

              Unaudited Pro Forma Combined Condensed Balance Sheet
                               As of April 3, 1994


                                                         Pro-Forma   Pro Forma
                                   Raytheon  E-Systems  Adjustments  Combined
                                                  (In millions)

   Assets
     Current assets
   Cash and marketable securities    $  147   $   59    $ (59)   (2b)  $   147
   Accounts receivable                  672                                672
   Contracts in process               2,048      725     (100)   (2d)    2,673
   Inventories                        1,581                              1,581
   Other                                178       20                       198
                                     ------   ------    -----            -----
   Total Current assets               4,626      804     (159)           5,271

   Property, plant and equipment, net 1,405      310       (8)   (2b)    1,707
   Costs in excess of net assets acq.             62      (62)   (2b)    1,684
                                                        1,684    (2b)

   Other assets                       1,233      160       (7)   (2b)    1,430
                                                          (36)   (2b)
                                                           80    (2b)
                                     ------   ------   ------          -------
   Total assets                      $7,264   $1,336   $1,492          $10,092
                                     ======   ======   ======          =======

   Liabilities and stockholders equity
     Current liabilities
   Notes payable and current portion
     of long term debt                $  811  $  25    $  700    (2b)  $ 1,536
   Advance payments                      413                               413
   Accounts payable                      693     75                        768
   Other                               1,065    105        49    (2b)    1,219
                                      ------   ----      ----          -------
   Total Current liabilities           2,982    205       749            3,936

   Long term debt                         23            1,496    (2b)    1,519
   Other                                  26    339        84    (2b)      404
                                                          (45)   (2b)
   Stockholders equity                 4,233    792      (792)           4,233
                                      ------ ------    ------          -------
                                      $7,264 $1,336    $1,492          $10,092
                                      ====== ======    ======          =======

   NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

   1.  BASIS OF PRESENTATION

       The accompanying unaudited pro forma combined condensed statements of earnings presents the historical results of operations of the Corporation and E-Systems, Inc. for the period ended April 2, 1995, and April 3, 1994, with pro forma adjustments as if the Transaction had taken place on January 1, 1995 and January 1, 1994, respectively. The unaudited pro forma combined condensed balance sheets present the historical balance sheets of the Corporation and E-Systems, Inc. as of April 2, 1995 and April 3, 1994, respectively in a transaction accounted for as a purchase in accordance with generally accepted accounting principles.

       Certain reclassifications have been made to the historical financial statements of the Corpration and E-Systems, Inc. to conform to the pro forma combined condensed financial statement presentation on a consistent basis.

   2.  PRO FORMA ADJUSTMENTS

       The following adjustments give pro forma effect to the Transaction (Dollars in Millions, except per share data):

   (a)      To record the Exchange Consideration at closing:
            (Assumed financing $700 million, $1,492 million medium
            and long term notes at a blended rate of 6.25% for the
            period ending April 2, 1995 and assumed financing $700
            million, $1,496 million medium and long term notes at a
            blended rate of 5.5% for the period ended April 3,
            1994.
                                                  At April 2,    At April 3,
                                                      1995           1994
                                                  -----------    -----------
        Purchase Price                               $2,348         $2,348
        Less: Cash acquired with acquisition            (63)           (59)
              Cash received from exercise of
               stock options                            (93)           (93)
                                                     ------         ------
                 Net financing                       $2,192         $2,196

   (b)  To adjust the assets and liabilities to
          their estimated fair values:
        Net assets of E-Systems, Inc.                $  860         $  792
        Cash used for financing                         (63)           (59)
        Contracts in process valuation adjustments     (124)          (100)
        Writedown of real estate to fair market value    (8)            (8)
        Writedown of other assets to realizable value    (7)            (7)
        Establish pension liability                     (84)           (84)
        Provision for the est. costs of
           integrating oper.                            (10)           (10)
        Provision for legal contingencies                (4)            (4)

        Deferred tax benefits                            80             80
        Costs in excess of net assets of
           acquired bus.                              1,680          1,684
        Adjust liability for post retirement
          benefits other than pensions                   45             45
        Eliminate prepaid pension expense               (39)           (36)
        Acquisition costs                               (35)           (35)
        E-Systems, Inc. goodwill                        (99)           (62)
                                                     ------         ------
                                                     $2,192         $2,196
   (c) Adjustment to eliminate the amortization of intangible assets of E-Systems, Inc. which would not have been incurred if the transaction had occurred on January 1.

   (d) Adjustment to reflect the effect on financial results relating to a net reduction of accumulated contract costs resulting from valuing acquired contracts in process at contract price, minus the estimated cost to complete and an allowance for the Corporation's normal profit on its efforts to complete such contracts, and other contract valuation adjustments.

   (e) Adjustments which represent additional estimated interest expense resulting from the use of borrowings to finance the transaction.

   (f) The amortization of excess of costs over acquired net assets over an estimated life of 40 years. Such amortization expense is subject to possible adjustment resulting from the completion of the valuation analyses. The Corporation expects that any subsequent adjustment would not materially effect the combined pro forma results.

   (g) The tax effect, using a 35% statutory rate, on the net pro forma adjustments.

                           PART II - OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits - None

       (b) Reports on Form 8-K. On May 9, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission as a result of the acquisition of E-Systems, Inc. by RTN Acquisition Corporation, a wholly owned subsidiary of the Company.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RAYTHEON COMPANY (Registrant)

                                                 /s/ Peter R. D'Angelo

                                             By:     Peter R. D'Angelo
                                                     Executive Vice President
                                                     Chief Financial Officer

   May 17, 1995