Form 10-K/A
period 1994-12-31
RAYTHEON CO
filed 1995-06-30
CIK 82267

PAGE 1

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               FORM 10-K/A-No. 1

/ / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from............... to
      ..............



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


RAYTHEON COMPANY (REGISTRANT)



BY    /s/ Thomas D. Hyde
            Thomas D. Hyde, Vice President -
            General Counsel for Registrant



DATE  June 29, 1995