Form 10-Q
period 1995-07-02
RAYTHEON CO
filed 1995-08-15
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 2, 1995

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


                                 (617) 862-6600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                          ----   ----

        NUMBER OF COMMON SHARES OUTSTANDING AT JULY 2, 1995: 121,952,933

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                         PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                ----------------------------------------------
                            BALANCE SHEETS (Unaudited)

                                       July 2, 1995        Dec. 31, 1994
                                       ------------        -------------
                                               (In thousands)

                                                   ASSETS

   Cash and marketable securities       $   243,088          $  202,181
   Accounts receivable                    1,142,270             976,278
   Federal and foreign income taxes
    including deferred                      166,096             165,615
   Contracts in process, less progress
    payments                              2,015,051           1,951,270
   Inventories                            1,841,894           1,499,458
   Prepaid expenses                         204,270             190,689
                                         ----------          ----------
         Total current assets             5,612,669           4,985,491
   Property, plant and equipment, net     1,655,266           1,360,780
   Other assets, net                      2,874,686           1,049,123
                                         ----------          ----------
                                        $10,142,621          $7,395,394
                                        ===========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes payable and current portion
    of long-term debt                    $3,198,075          $1,033,081
   Accounts payable                         783,939             894,911
   Advance payments, less contracts in
    process                                 379,793             466,448
   Accrued expenses                         938,809             888,625
                                        -----------          ----------
     Total current liabilities            5,300,616           3,283,065
   Accrued retiree benefits                 329,221              25,068
   Federal and foreign income taxes,
    including deferred                           --             134,571
   Long-term debt                           395,141              24,522
   Stockholders' equity                   4,117,643           3,928,168
                                        -----------          ----------
                                        $10,142,621          $7,395,394
                                        ===========          ==========

   The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                ----------------------------------------------
                                       STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended                Six Months Ended
                                         July 2, 1995    July 3, 1994     July 2, 1995    July 3, 1994
                                         ------------    -------------    ------------    -------------
                           (In thousands except per share data)
   Net sales                              $2,816,072      $2,526,993      $5,203,188       $4,841,464
                                          ----------      ----------      ----------       ----------
   Cost of sales                           2,116,287       1,948,726       3,941,842        3,745,276
   Administrative and selling expenses       284,073         227,091         514,418          440,692
   Research and development expenses          89,812          71,821         164,877          133,207
   Restructuring provision                         -               -               -          249,751
                                          ----------      ----------      ----------       ----------
   Total operating expenses                2,490,172       2,247,638       4,621,137        4,568,926
                                          ----------      ----------      ----------       ----------
   Operating income                          325,900         279,355         582,051          272,538
                                          ----------      ----------      ----------       ----------
   Interest expense                           50,333          12,864          73,011           23,372
   Interest and dividend income               (8,457)        (12,468)        (16,960)         (29,743)
   Other (income) expense, net               (13,285)        (12,064)        (37,123)         (19,060)
                                          ----------      ----------      ----------       ----------
   Non-operating (income) expense, net        28,591         (11,668)         18,928          (25,431)
                                          ----------      ----------      ----------       ----------
   Income before taxes                       297,309         291,023         563,123          297,969
   Federal and foreign income taxes          101,815          98,794         193,693           98,774
                                          ----------      ----------      ----------       ----------
   Net income                             $  195,494      $  192,229      $  369,430       $  199,195
                                         ===========     ===========      ==========       ==========
   Earnings per common share                   $1.60           $1.43           $3.01            $1.48

   Average number of common shares
    outstanding during period                122,435         134,027         122,803          134,584

   Dividends declared per common share         $.375           $.375            $.75            $.725


                   The accompanying notes are an integral part of the financial statements.
/TABLE

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                 ----------------------------------------------
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended
                                                July 2, 1995     July 3, 1994
                                                ------------     -------------
                                                        (In thousands)

   Cash flows from operating activities:
     Net income                                     $369,430         $199,195
     Adjustments to reconcile net income to
       net cash provided by operating activities
       Depreciation                                  139,333          134,374
       Restructuring provision                             -          249,751
       Sale of commuter airlines
        long-term receivables                              -          302,800
       Other adjustments, net                       (291,526)        (436,822)
                                                    --------         --------
   Net cash provided by operating activities         217,237          449,298
                                                    --------         --------
   Cash flows from investing activities:
     Additions to property, plant and equipment     (134,208)        (129,127)
     Payment for purchase of acquired companies   (2,298,493)               -
     All other, net                                  (32,876)         (17,540)
                                                   ---------         --------
   Net cash used in investing activities          (2,465,577)        (146,667)
                                                   ---------         --------
   Cash flows from financing activities:
     Change in short-term debt                     2,121,604          (55,138)
     Change in long-term debt                        370,619                -
     Dividends                                       (91,870)         (97,276)
     Purchase of treasury shares                    (139,934)        (170,603)
     Proceeds under common stock plans                29,497           23,125
     All other, net                                   (1,793)          (1,887)
                                                   ---------         --------
   Net cash provided by (used in)
     financing activities                          2,288,123         (301,779)
                                                   ---------         --------
   Effect of foreign exchange rates on cash            1,852           (2,456)
                                                    --------         --------
   Net increase (decrease) in cash and
     cash equivalents                                 41,635           (1,604)

   Cash and cash equivalents at beginning
     of year                                         200,938          190,121
                                                    --------         --------
   Cash and cash equivalents at end of
     second quarter                                 $242,573         $188,517
                                                    ========         ========

 The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                 ----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

   (1) Details of certain balance sheet accounts are as follows:

                                              July 2, 1995      Dec. 31, 1994
                                              ------------      -------------
                                                      (In thousands)
       Cash and marketable securities
          Cash and cash equivalents             $  242,573        $  200,938
          Marketable securities                        515             1,243
                                                ----------        ----------
            Total cash and marketable
                    securities                  $  243,088        $  202,181
                                                ==========        ==========
       Inventories
          Finished goods                        $  832,051        $  666,654
          Work in process                          737,898           632,390
          Materials and purchased parts            451,373           379,842
          Excess of current cost
            over LIFO values                      (179,428)         (179,428)
                                                ----------        ----------
            Total inventories                   $1,841,894        $1,499,458
                                                ==========        ==========
       Property, plant and equipment
          At cost                               $4,317,488        $3,691,001
          Accumulated depreciation
             and amortization                   (2,662,222)       (2,330,221)
                                                ----------        ----------
            Net property, plant and equipment   $1,655,266        $1,360,780
                                                ==========        ==========
       Stockholders' equity
          Preferred stock, no
             outstanding shares                 $        -        $      -
          Common stock, outstanding shares         121,953           123,322
          Additional paid-in capital               356,233           332,790
          Equity adjustments                        12,889            (9,463)
          Retained earnings                      3,626,568         3,481,519
                                                ----------        ----------
            Total stockholders' equity          $4,117,643        $3,928,168
                                                ==========        ==========

   (2) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company-wide plan will result in personnel reductions of approximately 4,400 people, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. The restructuring provision includes estimated costs for employee severance and other benefits of $91 million, asset write-downs of $23 million and idle facility-related costs of $136 million. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million. Through the second quarter of 1995 $189.3 million of restructuring costs have been incurred, of which $88.7 million was employee related costs and $100.6 million was related principally to asset disposals and idle facilities. Through the second quarter of 1995 4,400 employees have been given termination notice. The spending is expected to be essentially completed by the end of 1995.

   (3) In May 1995 the company purchased the outstanding stock of E-Systems, Inc., and the financial results of E-Systems are included in the company's consolidated financial statements commencing in May 1995. The purchase method of accounting was used to record the acquisition. The following unaudited pro forma financial information combines Raytheon and E-Systems results of operations as if the acquisition had taken place on January 1, 1995 and on January 1, 1994. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                           Six Months Ending
                           -----------------
                    In millions, except earnings per share
                        July 2, 1995   July 3, 1994*
                        ------------   ------------
     Net sales                           $5,885                   $5,827
     Net income                             371                      202
     Earnings per share                    3.02                     1.50

   * Includes restructuring provision of $162.3 million or $1.21 per share

   (4) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Second Quarter 1995 versus 1994
   -------------------------------
   Raytheon Company reported second quarter earnings of $195.5 million, driven by the record performance of Raytheon Aircraft and Raytheon Engineers & Constructors, and the contribution of E-Systems. Earnings per share increased 11.9 percent to $1.60, a second quarter record. Sales were $2.8 billion, also a record for the quarter.

   In the same period last year net income was $192.2 million, or $1.43 per share, on sales of $2.5 billion.

   During the second quarter, Raytheon Aircraft's Beech Mk II trainer aircraft was selected for the U. S. Air Force and U. S. Navy's Joint Primary Aircraft Training System, a major new 20-plus-year program with an estimated potential value of approximately $7 billion with additional strong foreign sales potential.

   During the quarter, Raytheon completed the acquisition of E-Systems, Inc., a highly successful defense and government electronics company.

   The operations of our business segments in the second quarter of 1995 are discussed below:

   The Engineering and Construction segment posted record second quarter profits based principally on improved margins on foreign contracts. Sales were lower than 1994 due to major equipment purchases on power projects in 1994 and the timing of key international turnkey projects.

   The Aircraft Segment had record second quarter sales and profits due to increased shipments of regional and general aviation aircraft and improved operating margins.

   The Major Appliances segment sales and profits were down in the quarter due mainly to the industry-wide downturn in shipments of home appliances and strong competitive price pressures on margins.

   The Electronics segment had record second quarter sales and profits due to the contribution of E-Systems and solid commercial electronics sales and profits. During the quarter, Raytheon's Massachusetts-based defense operations continued to feel the effects of reduced defense spending and increased competition for the remaining defense funding. Sales and profits for these operations were down in the quarter. In commercial electronics, sales and profits were strong in marine electronics due to the acquisition of Anschuetz, one of the world's leading manufacturers of gyro compasses, autopilots and steering control systems for the commercial and military markets, and also due to by the success of the Autohelm Sportpilot for sports power boats.

   Sales to the U. S. government were $1.167 billion in the second quarter of

   1995, an increase of $163 million or 16.2 percent from the comparable quarter of 1994.

   U. S. government sales were 41.4 percent of consolidated net sales in 1995 compared with 39.7 percent in 1994. Commercial sales to U. S. customers increased to $1.079 billion or 38.3 percent of consolidated sales in 1995 from the $1.067 billion or 42.3 percent reported in 1994. Sales to customers outside the U. S. were $570 million or 20.3 percent of consolidated sales in 1995 versus $455 million or 18.0 percent reported in 1994.

   Operating income for the second quarter of 1995 was $325.9 million or 11.6 percent of sales versus $279.4 million or 11.1 percent of sales in 1994.

   Non-operating expense was $28.6 million for 1995 versus $11.7 million of income in 1994. This was due principally to increased interest expense in 1995 from the increased debt incurred in connection with the acquisition of E-Systems.

   The 1995 tax rate of 34.2 percent reflects the statutory tax rate of 35 percent principally reduced by foreign tax credits.

   For reasons discussed above, net income increased by $3.3 million or 1.7 percent from 1994.

   Earnings per common share increased by 11.9 percent to $1.60 for the second quarter of 1995 from $1.43 for the second quarter of 1994. The average number of shares outstanding during the second quarter of 1995 was 122.4 million versus 134.0 million in 1994. During the quarter outstanding shares were increased by 274,000 due to the exercise of employee stock options. The company also acquired 1,412,000 shares at a cost of $104.2 million.

   Six months 1995 versus 1994
   ---------------------------

   Consolidated net sales during the first six months of 1995 increased 7.5 percent to $5.2 billion from $4.8 billion in 1994. Sales increased in the Aircraft, Electronics and Major Appliances segments and declined in the Engineering and Construction segment.

   Sales to the U. S. government were $2.042 billion in the first half of 1995 versus $2.068 billion in 1994 and were 39.2 percent of consolidated net sales in 1995 versus 42.7 percent in 1994. Sales to customers outside the
   U. S. were $1.124 billion or 21.6 percent of consolidated net sales in 1995 versus $813 million or 16.8 percent of consolidated net sales in 1994. Commercial sales to U. S. customers were $2.037 billion or 39.2 percent of consolidated net sales in 1995 versus $1.960 billion or 40.5 percent of sales in 1994.

   Operating income was $582.1 million or 11.2 percent of sales versus $522.3 million or 10.8 percent of sales in 1994. The 1994 results exclude the effect of the restructuring provision which is discussed below. The operating income for 1994 after the restructuring provision was $272.5 million or 5.6 percent of sales.

   The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company-wide plan will result in personnel reductions of approximately 4,400 people, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. The restructuring provision includes estimated costs for employee severance and other benefits of $91 million, asset write-downs of $23 million and idle facility-related costs of $136 million. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million. Through the second quarter of 1995 $189.3 million of restructuring costs have been incurred, of which $88.7 million was employee related costs and $100.6 million was related principally to asset disposals and idle facilities. Through the second quarter of 1995 4,400 employees have been given termination notice. The spending is expected to be essentially completed by the end of 1995.

   Non-operating expense was $18.9 million in 1995 versus $25.4 million of income in 1994. Interest expense increased to $73.0 million in 1995 versus $23.4 million in 1994 due principally to the acquisition of E-Systems and higher interest rates for commercial paper. Interest and dividend income for 1995 declined to $17.0 million versus $29.7 million in 1994 due to lower levels of long- term receivables in 1995 and an interest payment on a federal income tax refund in 1994. Other income (net) for 1995 increased to $37.1 million from $19.1 million in 1994. The increase is due principally to a first quarter gain on the sale of stock held as an investment.

   The effective tax rate for 1995 of 34.4 percent reflects the statutory rate reduced principally by foreign tax credits. For the reasons discussed above, net income for 1995 increased by $7.9 million or 2.2 percent to $369.4 million from 1994 net income of $361.5 million excluding the effect of the 1994 restructuring provision. Net income for 1994 after the restructuring provision was $199.2 million.

   Earnings per common share increased by 12.3 percent to $3.01 for the first
   half of 1995 versus $2.68 for the first half of 1994 excluding the 1994 restructuring provision.  The 1994 earnings per share were $1.48 including the restructuring provision.  The average number of common shares outstanding was 122.8 million for the first half of 1995 versus 134.6 million for the comparable 1994 period.  During the first half of 1995 outstanding shares were reduced by 1.9 million shares as a result of the company's purchase of outstanding shares at a cost of $140.0 million, partially offset by 567,000 shares issued upon the exercise of employee stock options.

   On February 23, 1994 the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. In 1994 11.7 million shares were purchased under this authorization and the balance were purchased during the first quarter of 1995.

   On February 22, 1995 the Board of Directors authorized the repurchase of up to 6 million shares of the company's common stock. The company will repurchase shares in the open market from time to time as conditions warrant.

   The book value of common shares outstanding at the end of the period was $33.76, as compared with $31.85 at December 31, 1994 and $31.93 at July 3, 1994.

   Backlog consisted of the following at:

                             July 2, 1995   Dec. 31, 1994   July 3, 1994
                             ------------   -------------   ------------
                                           (In millions)

   Electronics                   $ 7,251        $5,311         $4,834
   Engineering and Construction    1,848         1,522          1,363
   Aircraft                        1,147         1,203          1,028
   Major Appliances                   59            34             49
                                 -------        ------         ------
     Total Backlog               $10,305        $8,070         $7,274

   U.S. government backlog       $ 5,145        $3,641         $3,982
     included above

   During the first half of 1995 cash flows from operating activities were $217.2 million as compared to $449.3 million during the first half of 1994. Cash flow during 1994 included the initial sale of $302.8 million of commuter airline receivables to a bank syndicate. During the first half of 1995 funds were used for additions to property, plant and equipment of $134.2 million and for dividends of $91.9 million.

   Additionally, during the first half of 1995, $2.298 billion was expended for acquired companies, principally the acquisition of E-Systems. These funds were provided by increasing short-term debt by $2.122 billion and long-term debt by $370.6 million.

   Shortly after the end of the first half of 1995 the company issued $1.125 billion of debt securities in a public offering comprised of $750 million of notes due 2005, which have a coupon of 6 1/2 percent, and $375 million of debentures due 2025 which have a coupon of 7 3/8 percent. The notes are not redeemable prior to maturity, and the debentures are not redeemable prior to July 15, 2005. The net proceeds from the offerings will be used to refinance commercial paper issued in connection with the acquisitions.

   Debt, net of cash and marketable securities, was $3.350 billion at July 2, 1995 as compared with $855 million at December 31, 1994 and $652 million at July 3, 1994. Net debt as a percentage of total capitalization was 44.9 percent at July 2, 1995 as compared with 17.9 percent at December 31, 1994 and 13.3 percent at July 3, 1994. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1995.

   Accounts receivable increased to $1.142 billion at July 2, 1995 from $976.3 million at December 31, 1994 due principally to the acquisition of E-Systems.

   Inventories increased to $1.842 billion at July 2, 1995 from $1.499 billion at December 31, 1994 principally due to the acquisition of E-Systems and increased commercial inventories at the Aircraft and Major Appliances segments.

   Property, plant and equipment increased to $1.655 billion at July 2, 1995 from $1.361 billion at December 31, 1994 principally due to the acquisition of E-Systems.

   Other assets (net) increased to $2.875 billion at July 2, 1995 from $1.049 billion at December 31, 1994 principally due to the goodwill arising from the acquisition of E-Systems.

   Capital expenditures were $134.2 million in the first half of 1995 versus $129.1 million in 1994. Capital expenditures during 1995 are expected to be slightly above the 1994 level, excluding the effect of acquisitions.

   Dividends declared to stockholders during the first half of 1995 were $91.9 million versus $97.3 million in 1994. The quarterly dividend rate for the first and second quarters of 1995 was $.375 per common share versus $.35 in the first quarter of 1994 and $.375 in the second quarter of 1994.

   On July 26, 1995, the company completed the acquisition of Litwin Engineers & Constructors. Litwin which employs approximately 1,300 people, generated sales of $269 million and was profitable in 1994.

   Total employment was 74,400 at July 2, 1995 as compared with 60,200 at December 31, 1994 and 60,900 at July 3, 1994. The increase in employment is principally due to the acquisition of E-Systems.

   The company enters into interest rate and foreign currency interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates and foreign exchange rates on financing arrangements with customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are used to provide purchasers of the company's products with fixed financing terms over extended time periods. Cross-currency interest rate swaps have allowed the company's foreign subsidiaries to meet borrowing needs at lower interest rates compared to local borrowing. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are held to maturity and no exchange traded or over-the-counter instruments have been purchased. The impact on the financial position, liquidity, and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities or commitments.

   Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are immaterial. The company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability will not have a material effect on the company's financial position, liquidity, or results of operations after giving effect to amounts already recorded.

                           PART II.  OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security-Holders

        The company's Annual Meeting of Stockholders was held on May 24, 1995. The following directors were elected at the meeting: Charles F. Adams (100,731,406 votes for; 674,928 withhold authority; 0 abstentions; 108,717 broker non-votes); Theodore L. Eliot, Jr. (100,873,167 votes for; 533,167 withhold authority; 0 abstentions; 108,717 broker non-votes); James N. Land, Jr. (100,880,685 votes for; 525,648 withhold authority; 0 abstentions; 108,717 broker non-votes); Dennis J. Picard (100,757,760 votes for; 648,574 withhold authority; 0 abstentions; 108,717 broker non-votes). The following directors continued in office after the meeting: Francis H. Burr, Ferdinand Colloredo-Mansfeld, Barbara B. Hauptfuhrer, Richard D. Hill, Thomas L. Phillips, Warren B. Rudman, Joseph J. Sisco and Alfred M. Zeien.

     At the meeting, stockholders also approved the adoption of the Raytheon Company 1995 Stock Option Plan. The following votes were cast upon this matter: 68,447,476 votes for; 26,584,883 votes against; 706,762 abstentions; 5,775,930 broker non-votes.

   Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     2.1 Agreement and Plan of Merger dated as of April 2, 1995 among the company, RTN Acquisition Corporation and E-Systems, Inc. is incorporated herein by reference from Exhibit (c)(1) to the Tender Offer Statement on Schedule 14D-1 dated April 3, 1995 filed by the company and RTN Acquisition Corporation with the Securities and Exchange Commission on April 3, 1995 (the "Schedule 14D-1").

     2.2 Offer to Purchase dated April 3, 1995 by RTN Acquisition Corporation to purchase all outstanding shares of Common Stock, par value $1.00 per share, of E-Systems, Inc. and the associated Preferred Stock Purchase Rights is incorporated herein by reference from Exhibit (a)(1) to the Schedule 14D-1.

     (b) Reports on Form 8-K

        On May 9, 1995, the company filed a current report on Form 8-K (the "8-K") reporting the company's acquisition of E-Systems, Inc. Financial statements of E-Systems, Inc. were included as Item 7(a)(1) to the 8-K. Pro forma financial information was included as Item 7(b)(1) to the 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 RAYTHEON COMPANY (Registrant)

         By:    /s/ Peter R. D'Angelo
                    Peter R. D'Angelo
                    Executive Vice President and
                    Chief Financial Officer

   August 15, 1995