Form 10-Q
period 1995-10-01
RAYTHEON CO
filed 1995-11-15
CIK 82267

PAGE 1

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10-Q

   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 1, 1995

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
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)


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

  NUMBER OF COMMON SHARES OUTSTANDING AT OCTOBER 1, 1995: 242,372,000

     PAGE 2
                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                            BALANCE SHEETS (Unaudited)

                                       Oct. 1, 1995      Dec. 31, 1994
                                       ------------      -------------
                                               (In thousands)

                                                    ASSETS

   Cash and marketable securities        $  207,251         $   202,181
   Accounts receivable                    1,212,363             976,278
   Federal and foreign income taxes,
      including deferred                    110,264             165,615
   Contracts in process, less progress
    payments                              2,050,823           1,951,270
   Inventories                            1,760,858           1,499,458
   Prepaid expenses                         217,206             190,689
                                        -----------          ----------
         Total current assets             5,558,765           4,985,491
   Property, plant and equipment, net     1,661,386           1,360,780
   Other assets, net                      3,043,850           1,049,123
                                        -----------          ----------
                                        $10,264,001          $7,395,394
                                        ===========          ==========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes payable and current
       portion of long term debt         $2,063,589          $1,033,081
   Accounts payable                         860,851             894,911
   Advance payments, less contracts in
    process                                 405,564             466,448
   Accrued expenses                         935,627             888,625
                                         ----------          ----------
         Total current liabilities        4,265,631           3,283,065

   Accrued retiree benefits                 326,407              25,068
   Federal and foreign income taxes,
      including deferred                         --             134,571
   Long-term debt                         1,480,379              24,522
   Stockholders' equity                   4,191,584           3,928,168
                                         ----------          ----------
                                        $10,264,001          $7,395,394
                                         ==========          ==========

   The accompanying notes are an integral part of the financial statements.

     PAGE 3

                                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                 ----------------------------------------------
                                        STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended                 Nine Months Ended
                                         Oct. 1, 1995    Oct. 2, 1994     Oct. 1, 1995    Oct. 2, 1994
                                         ------------    ------------     ------------    ------------
                                                (In thousands except per share data)
   Net sales                              $3,152,718      $2,442,633      $8,355,906       $7,284,097
                                          ----------      ----------      ----------       ----------
   Cost of sales                           2,424,712       1,876,059       6,366,554        5,621,335
   Administrative and selling expenses       294,057         225,200         808,475          665,892
   Research and development expenses          79,619          68,238         244,496          201,445
   Restructuring provision                         -               -               -          249,751
                                          ----------      ----------      ----------       ----------
   Total operating expenses                2,798,388       2,169,497       7,419,525        6,738,423
                                          ----------      ----------      ----------       ----------
   Operating income                          354,330         273,136         936,381          545,674
                                          ----------      ----------      ----------       ----------
   Interest expense                           67,353           9,941         140,364           33,313
   Interest and dividend income              (12,063)         (8,707)        (29,023)         (38,450)
   Other (income) expense, net                (6,471)        (15,542)        (43,594)         (34,602)
                                          ----------      ----------      ----------       ----------
   Non-operating (income) expense, net        48,819         (14,308)         67,747          (39,739)
                                          ----------      ----------      ----------       ----------
   Income before taxes                       305,511         287,444         868,634          585,413
   Federal and foreign income taxes          104,780          95,500         298,473          194,274
                                          ----------      ----------      ----------       ----------
   Net income                             $  200,731      $  191,944      $  570,161       $  391,139
                                         ===========     ===========      ==========       ==========
   Earnings per common share(1)                $0.82           $0.73           $2.33            $1.46

   Average number of common shares
    outstanding during period(1)             234,174         264,768         244,796          267,702

   Dividends declared per common share       $0.1875         $0.1875         $0.5625          $0.550

   (1)  Per share data has been restated for a two-for-one stock split on October 23, 1995.

                    The accompanying notes are an integral part of the financial statements.
/TABLE

     PAGE 4
                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended
                                               Oct. 1, 1995     Oct.2, 1994
                                               ------------     ------------
                                                      (In thousands)

   Cash flows from operating activities:
     Net income                                     $570,161        $391,139
     Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                  220,101         203,251
       Restructuring provision                             -         249,751
       Sale of commuter airlines
        long-term receivables                              -         302,800
       Other adjustments, net                       (256,292)       (255,015)
                                                    --------        --------
   Net cash provided by operating activities         533,970         891,926
                                                    --------        --------
   Cash flows from investing activities:
     Additions to property, plant and equipment     (225,988)          9,672
     Payment for purchase of acquired companies   (2,341,522)              -
     All other, net                                  (84,214)         46,557
                                                   ---------        --------
   Net cash used in investing activities          (2,651,724)       (184,991)
                                                  ----------        --------
   Cash flows from financing activities:
     Change in short-term debt                       987,118        (256,404)
     Change in long-term debt                      1,455,857               -
     Dividends                                      (137,363)       (146,412)
     Purchase of treasury shares                    (223,520)       (277,928)
     Proceeds under common stock plans                43,959          30,993
     All other, net                                   (4,101)         (2,506)
                                                    --------        --------
   Net cash provided by (used in)
     financing activities                          2,121,950        (652,257)
                                                   ---------        --------
   Effect of foreign exchange rates on cash              652           3,990
                                                    --------        --------
   Net increase (decrease) in cash and
    cash equivalents                                   4,848          58,668

   Cash and cash equivalents at beginning
    of year                                          200,938         190,121
                                                    --------        --------
   Cash and cash equivalents at end of
    third quarter                                   $205,786        $248,789
                                                    ========        ========

     The accompanying notes are an integral part of the financial statements.

     PAGE 5
                  RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                  ----------------------------------------------
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

   (1)      Details of certain balance sheet accounts are as follows:

                                                Oct. 2, 1995   Dec. 31, 1994
                                                ------------   -------------
                                                      (In thousands)
       Cash and marketable securities
          Cash and cash equivalents                 $  205,786    $  200,938
          Marketable securities                          1,465         1,243
                                                    ----------    ----------
            Total cash and marketable securities    $  207,251    $  202,181
                                                    ==========    ==========
       Inventories
          Finished goods                            $  680,699    $  666,654
          Work in process                              786,518       632,390
          Materials and purchased parts                473,069       379,842
          Excess of current cost over LIFO values     (179,428)     (179,428)
                                                    ----------    ----------
            Total inventories                       $1,760,858    $1,499,458
                                                    ==========    ==========
       Property, plant and equipment
          At cost                                   $4,349,852    $3,691,001
          Accumulated depreciation and amortization (2,688,466)   (2,330,221)
                                                    ----------    ----------
            Net property, plant and equipment       $1,661,386    $1,360,780
                                                    ==========    ==========
       Stockholders' equity
          Preferred stock, no outstanding shares    $        -     $      -
          Common stock, outstanding shares             242,372       246,644
          Additional paid-in capital                   246,211       209,468
          Equity adjustments                               716        (9,463)
          Retained earnings                          3,702,285     3,481,519
                                                    ----------     ----------
            Total stockholders' equity              $4,191,584     $3,928,168
                                                    ==========     ==========

   (2) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million. Through the third quarter of 1995 $217.8 million of restructuring costs have been incurred, of which $96.8 million was employee related costs and $121.0 million was related principally to asset disposals and idle facilities. The spending is expected to be completed by the end of 1995.

   (3) Common shares outstanding and all per share data have been restated for the two-for-one stock split on October 23, 1995.

   (4) In May 1995 the company purchased the outstanding stock of E-Systems, Inc., and the financial results of E-Systems are included in the company's consolidated financial statements commencing in May 1995. The purchase method of accounting was used to record the acquisition. The following unaudited pro forma financial information combines Raytheon and E-Systems results of operations as if the acquisition had taken place on January 1, 1995 and on January 1, 1994. The pro forma results are not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the applicable dates indicated and are not intended to be indicative of future results of operations.

                                             Nine Months Ending
                                             ------------------
                                    In millions except earnings per share

                                    October 1, 1995     October 2, 1994*
                                    ---------------     -----------------
   Net sales                              $9,037              $8,759
   Net income                                572                 375
   Earnings per share                       2.34                1.40

   * Includes after tax restructuring provision of $162.3 million or $.61 per share.

   (5) During the third quarter of 1995 the company signed an agreement to sell its non-core educational publishing unit, D. C. Heath, to Houghton Mifflin of Boston for $455 million in cash. The sale was completed October 31 and will be reflected in the fourth quarter results.

   (6) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Third Quarter 1995 versus 1994
   ------------------------------

   Raytheon Company reported third quarter earnings of $200.7 million, driven by the solid performances of Raytheon Aircraft and Raytheon Engineers & Constructors as well as profits resulting from the recent acquisition of E-Systems and from Raytheon's commercial electronics operations. Raytheon's Massachusetts-based defense operations continued to feel the effects of reduced defense spending and increased competition for remaining defense funding. Sales and profits in these Massachusetts defense operations were down in the quarter.

   In September 1995 Raytheon's Board of Directors approved a two-for-one split in the company's common stock. The additional shares resulting from the stock split were distributed on October 23 to stockholders of record October 9.

   Raytheon Company's third quarter earnings per share were $0.82 ($1.65 pre-stock split). Sales were $3.2 billion. In the same period last year, net income was $191.9 million, or $0.73 per share (pre-split $1.45) on sales of $2.4 billion.

   The Engineering and Construction segment reported record third quarter sales and profits due primarily to improved margins on foreign contracts.

   The Aircraft segment had record third quarter sales and profits due to increased shipments of general aviation and regional aircraft.

   The Major Appliances segment had record sales in the third quarter while profits were up slightly despite strong competitive price pressure on home appliance margins during the quarter.

   The Electronics segment had increased overall third quarter sales and profits due to the contribution of E-Systems and strong commercial electronics sales and profits, which helped to offset the decline in sales and profits at Raytheon's Massachusetts-based defense operations.

   Sales to the U. S. government were $1.272 billion in the third quarter of 1995, an increase of $349 million (37.8 percent) from the comparable quarter of 1994. U.S. government sales were 40.3 percent of consolidated net sales in the third quarter of 1995 compared with 37.7 percent in the comparable quarter of 1994. Commercial sales to U.S. customers were $1.238 billion or 39.3 percent of consolidated sales in the third quarter of 1995 versus $998 million or 40.9 percent reported in the comparable quarter of 1994. Sales in the third quarter of 1995 to customers outside the U.S. were $643 million or 20.4 percent of consolidated sales versus $522 million or 21.4 percent reported in the comparable quarter of 1994.

   Operating income for the third quarter of 1995 was $354.3 million or 11.2 percent of sales versus $273.1 million or 11.2 percent of sales in 1994.

   Non-operating expense was $48.8 million for 1995 versus $14.3 million of non-operating income in 1994. This was due principally to increased interest expense in 1995 from the increased debt incurred in connection with the acquisition of E-Systems.

   The 1995 effective tax rate of 34.3 percent reflects the statutory tax rate of 35 percent reduced principally by foreign tax credits.

   As a result of the above, net income increased by $8.8 million or 4.6 percent from 1994.

   Earnings per common share increased to $0.82 for the third quarter of 1995 from $0.73 for the third quarter of 1994. The average number of shares outstanding during the 1995 third quarter was 243.2 million versus 264.8 million in 1994. During the quarter outstanding shares were increased by 530,000 due to the exercise of employee stock options. This was offset by the repurchase of 530,000 shares in the open market at a cost of $21.5 million. The company also repurchased in the open market an additional 1,532,000 shares at a cost of $62.1 million. All share data have been restated for the two-for-one stock split.

   Nine months 1995 versus 1994
   ----------------------------

   Consolidated net sales during the first nine months of 1995 increased 14.7 percent to $8.4 billion from $7.3 billion in 1994. Sales increased in all business segments.

   Sales to the U. S. government were $3.314 billion in the first nine months of 1995 versus $2.991 billion in the comparable period of 1994 and were
   39.7 percent of consolidated net sales in the first nine months of 1995 versus 41.1 percent in the comparable period of 1994. Sales to customers outside the U.S. were $1.767 billion or 21.1 percent of consolidated net sales in the first nine months of 1995 versus $1.335 billion or 18.3 percent of consolidated net sales in the comparable period of 1994. Commercial sales in the first nine months of 1995 to U.S. customers were $3.275 billion or 39.2 percent of consolidated net sales versus $2.958 billion or 40.6 percent of sales in the comparable period of 1994.

   Operating income was $936.4 million or 11.2 percent of sales versus $795.4 million or 10.9 percent in 1994. The 1994 results exclude the effect of the restructuring provision discussed below. Operating income for 1994 after the restructuring provision was $545.7 million or 7.5 percent of sales.

   The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. Cash flow expenditures, net of tax recovery of $87 million, were $67 million in 1994 and will be $32 million in 1995 and are funded by the company's cash flow from operating activities. The restructuring plan, when fully implemented, will result in annual savings of $280 million, which will help the company's competitive position in a shrinking defense market and improve productivity in its commercial businesses. During the first quarter of 1995 the company concluded that certain originally approved actions would not be implemented due to a revision in the restructuring plan for the Electronics segment. The revised plan includes additional actions for the consolidation of the defense-related business and funds available from the original restructuring were allocated to the additional actions with no change to the original provision of $249.8 million. Through the third quarter of 1995 $217.8 million of restructuring costs have been incurred, of which $96.8 million was employee related costs and $121.0 million was related principally to asset disposals and idle facilities. The spending is expected to be completed by the end of 1995.

   Non-operating expense was $67.8 million in 1995 versus $39.7 million of non-operating income in 1994. Interest expense increased to $140.4 million in 1995 versus $33.3 million in 1994 due principally to the acquisition of E-Systems and higher interest rates for commercial paper. Interest and dividend income for 1995 declined to $29.0 million versus $38.5 million in 1994 due to lower levels of long-term receivables in 1995 and an interest payment on a federal income tax refund in 1994. Other income (net) increased to $43.6 million in 1995 from $34.5 million in 1994. The increase is due principally to a first quarter gain on the sale of stock held as an investment.

   The effective tax rate for 1995 of 34.4 percent reflects the statutory rate reduced principally by foreign tax credits.

   As a result of the above, net income for 1995 increased by $16.7 million or 3.0 percent to $570.2 million from 1994 net income of $553.5 million excluding the effect of the 1994 restructuring provision. Net income for 1994 after the restructuring provision was $391.1 million.

   Earnings per common share increased to $2.33 for the first nine months of
   1995 versus $2.07 for the comparable 1994 period excluding the 1994 restructuring provision.  The 1994 earnings per share were $1.46 including
   the restructuring provision.  The average number of common shares outstanding was 244.8 million for the first nine months of 1995 versus
   267.7 million for the comparable 1994 period.  During the first nine months of 1995 outstanding shares were increased by 1.7 million shares due to the exercise of employee stock options.  This was offset by the repurchase of 1.7 million shares in the open market at a cost of $64.4 million.  The company also repurchased an additional 4.2 million shares at a cost of $159.1 million.

   On February 23, 1994 the Board of Directors authorized the repurchase of up to 24 million shares of the company's common stock. In 1994 23.4 million shares were purchased under this authorization, and the balance was purchased during the first quarter of 1995.

   On February 22, 1995 the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. During the first nine months of 1995 3.8 million shares were purchased under this authorization.

   The book value of common shares outstanding at the end of the 1995 nine-month period was $17.29 as compared with $15.92 at December 31, 1994 and $16.34 at October 2, 1994.

   All share data have been restated for the two-for-one stock split.

   Backlog consisted of the following at:

                                   October 1,    December 31,    October 2,
                                      1995          1995            1994
                                   ----------    ------------     ----------
                                                 (In millions)

   Electronics                       $ 7,189        $5,311          $4,389
   Engineering and Construction        1,907         1,522           1,594
   Aircraft                            1,070         1,203             860
   Major Appliances                       64            34              43
                                     -------        ------          ------
      Total Backlog                  $10,230        $8,070          $6,886
   U.S. government backlog
      included above                 $ 5,069         $3,641         $3,541

   The backlog at the end of this year's third quarter reflects the inclusion of E-Systems strong third quarter backlog of $2.8 billion.

   During the first nine months of 1995 cash flows from operating activities were $534.0 million as compared to $891.9 million during the comparable 1994 period. Cash flow during 1994 included the initial sale of $302.8 million of commuter airline receivables to a bank syndicate. During the first nine months of 1995 funds were used for additions to property, plant and equipment of $226.0 million, for dividend payments of $137.4 million and for the purchase of treasury shares of $179.6 million, net of the proceeds received.

   Additionally during 1995, $2.342 billion was expended for acquired companies, principally the acquisition of E-Systems. These funds were provided by increasing long-term debt by $1.456 billion and short-term debt by $987.1 million.

   In the third quarter of 1995 the company issued $1.125 billion of debt securities in a public offering comprised of $750 million of notes due 2005, which have a coupon rate of 6 1/2 percent, and $375 million of debentures due 2025 which have a coupon of 7 3/8 percent. The notes are not redeemable prior to maturity, and the debentures are not redeemable prior to July 15, 2005.

   Debt, net of cash and marketable securities, was $3.337 billion at October 1, 1995 as compared with $855 million at December 31, 1994 and $389.8 million at October 2, 1994. Net debt as a percentage of total capitalization was 44.3 percent at October 1, 1995 as compared with 17.9 percent at December 31, 1994 and 8.3 percent at October 2, 1994. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1995.

   Accounts receivable increased to $1.212 billion at October 1, 1995 from $976.3 million at December 31, 1994 due to the acquisition of E-Systems and increased commercial receivables.

   Inventories increased to $1.761 billion at October 1, 1995 from $1.499 billion at December 31, 1994 due to the acquisition of E-Systems and increased commercial inventories.

   Property, plant and equipment increased to $1.661 billion at October 1, 1995 from $1.361 billion at December 31, 1994 due principally to the acquisition of E-Systems.

   Other assets (net) increased to $3.044 billion at October 1, 1995 from $1.049 billion at December 31, 1994 due principally to the goodwill arising from the acquisition of E-Systems.

   Capital expenditures were $226.0 million in the first nine months of 1995 versus $194.7 million in 1994. Capital expenditures in 1995 are expected to be slightly above the 1994 level, excluding the effect of acquisitions.

   Dividends declared to stockholders during the first nine months of 1995 were $137.4 million versus $146.4 million in 1994. The quarterly dividend rate was $.1875 for the first three quarters of 1995 versus $.175 in the first quarter of 1994 and $.1875 for the second and third quarters of 1994 (on a post-split basis).

   Total employment was 74,600 at October 1, 1995 as compared with 60,200 at December 31, 1994 and 59,300 at October 2, 1994. The increase in employment is principally due to the acquisition of E-Systems.

   On July 26, 1995 the company completed the acquisition of Litwin Engineers and Constructors. Litwin employs approximately 1,300 people, generated sales of $269 million and was profitable in 1994.

   During the third quarter of 1995 the company signed an agreement to sell its non-core educational publishing unit, D.C. Heath, to Houghton Mifflin of Boston for $455 million in cash. The sale was completed on October 31, 1995, and will be reflected in the fourth quarter results.

   The company enters into interest rate swaps and locks and foreign currency forward agreements with commercial and investment banks to reduce the impact of changes in interest rates and foreign exchange rates on purchase, sales and financing arrangements with lenders, vendors and customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are primarily used to provide purchasers of the company's products with fixed financing terms over extended time periods. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are normally held to maturity and no exchange traded or over-the-counter instruments have been purchased. In order to lock in favorable rates, interest rate swaps and locks were entered into six weeks prior to and unwound in connection with the recent issuance of $750 million ten-year notes and $375 million thirty-year debentures. The impact on the financial position, liquidity and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities or commitments.

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

                           PART II.  OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security Holders

      A Special Meeting of Stockholders of the Company was held on September 20, 1995. At the meeting, stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $1.00 per share, from 200,000,000 to 400,000,000. The following votes were cast upon this matter: 87,762,103 votes FOR; 6,285,580 votes AGAINST; 436,001
   ABSTENTIONS; 1,630 broker non-votes.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3(i) Raytheon Company Restated Certificate of Incorporation, as amended through September 20, 1995, filed herewith.

            3(ii) Raytheon Company Amended and Restated Bylaws dated October
                  25, 1995, filed herewith.

            10.3 Raytheon Company 1995 Stock Option Plan, filed as an exhibit to Raytheon's Registration Statement No. 33-60635 on Form S-8, is hereby incorporated by reference.

      (b)   Reports on Form 8-K

            None

     PAGE 14
                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   RAYTHEON COMPANY (Registrant)



   By:  /s/ Peter R. D'Angelo
            Peter R. D'Angelo
            Executive Vice President
            Chief Financial Officer


   November 14, 1995