Form 10-K405
period 1995-12-31
RAYTHEON CO
filed 1996-03-20
CIK 82267

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 23, 1996, was approximately $12,457,336,422. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of February 23, 1996:
240,141,425

     Documents incorporated by reference and made a part of this Form 10-K:

Portions of Raytheon's Annual Report                Part I, Part II, Part IV
to Stockholders for the fiscal year
ended December 31, 1995

Portions of the Proxy Statement for Raytheon's             Part III
1996 Annual Meeting which will be filed with the Commission within 120 days of the close of Raytheon's fiscal year

                                                    PART I

ITEM 1.       BUSINESS

                                                    GENERAL

     Raytheon is an international, high technology company which operates in four businesses: commercial and defense electronics, engineering and construction, aircraft and major appliances. Historically the Company's principal business has been the design, manufacture and servicing of advanced electronic devices, equipment and systems for government and commercial use, and Raytheon remains a top tier defense contractor in the United States. Through a diversification program begun in 1964, Raytheon has become a major competitor in engineering and construction services, aircraft products and major appliances. In recent years, the Company has strengthened its businesses through consolidation, operational improvement and acquisitions and has diversified core defense technologies into commercial markets while remaining a strong defense company.

     Sales to the United States Government (the "Government"), principally to the Department of Defense ("DOD"), were $4.677 billion in 1995 and $3.930 billion in 1994 representing 39.9% of total sales in 1995 and 39.3% in 1994. Of these sales, $597 million in 1995 and $694 million in 1994 represented purchases made by the Government on behalf of foreign governments.

                      ENGINEERING AND CONSTRUCTION SEGMENT

     The Engineering and Construction segment is one of the largest engineering, construction and operations and maintenance organizations in the world with approximately 16,000 employees. It offers a full range of program management capabilities including project planning, financing, process development, engineering, design, construction, start-up, operations and maintenance services. Its markets include: fossil and nuclear power; petroleum and gas; polymers and chemicals; pharmaceuticals and biotechnology; metals, mining, and light industry; food and consumer products; environmental services, including chemical munitions destruction; infrastructure and transportation; test range, base and facilities management and maintenance; and air traffic control support services.

     Raytheon Engineers & Constructors was formed in 1993 through the consolidation of United Engineers & Constructors, Badger, Raytheon Service Company and Cedarapids. During 1993 Raytheon Engineers & Constructors acquired the infrastructure, power and construction operations of Ebasco Services Incorporated. In July 1995 Raytheon Engineers & Constructors purchased assets of Houston-based Litwin Engineers & Constructors, adding to the Company's refining and petrochemical capabilities.

     Raytheon Engineers & Constructors undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey) and as a result benefits from cost savings and carries the burden of cost overruns.

     Raytheon Service Company is one of the nation's leading government technical support contractors. It provides operations, maintenance and support services for many U.S. defense systems, including SSPARS and BMEWS early warning radars; the U.S. Air Force's Eastern Range and the Army's Kwajalein Missile Range in the Pacific. Raytheon also provides technical support services to the Federal Aviation Administration.

     The segment offers rock-crushing, asphalt-mixing and asphalt-paving equipment under the Cedarapids name to customers in the U.S. and internationally. It also performs steel and vessel fabrication and markets on-site soil remediation systems that remove gasoline and diesel fuel contaminants.

                                AIRCRAFT SEGMENT

     In 1994 Raytheon combined Beech Aircraft and Raytheon Corporate Jets to form Raytheon Aircraft. The segment offers the broadest product line in general and business aviation manufacturing, marketing and supporting piston-powered aircraft, turboprops and midsize and light jets for the world's commercial, regional airline and military markets.

     Raytheon Aircraft's piston-powered aircraft line includes the famous single-engine Beech Bonanza and the twin-engine Beech Baron aircraft purchased for business and personal flying. The segment's King Air jetprop series -- introduced in 1964 -- includes the Beech King Air's C90, B200 and 350, which have outsold every line of business jet and turboprop since entering the market. The jet line includes the Beechjet 400A and the Hawker midsize business jet line consisting of the Hawker 1000 and the Hawker 800XP (Extended Performance). The 800XP was recently introduced as the latest version of the 800 series. In September 1995 Raytheon Aircraft introduced a new light business jet, the Raytheon Premier I, which should first fly during the summer of 1997 and be FAA certified by the fall of 1998. Raytheon Aircraft is the leading producer of 19-passenger regional airliners known as the Beech 1900D stand-up cabin aircraft sold to commuter airlines and corporate customers.

     The segment supplies aircraft training systems for the military, including the Beech Pilatus PC-9MkII trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training (JPATS) contract. Deliveries are scheduled to begin in 1998. Raytheon Aircraft also produces the U.S. Air Force's T-1A trainer, the military counterpart of the Beechjet 400A light jet, a C-12 militarized version of the King Air B200 and the U-125 search-and-rescue variant of the Hawker 800. It also produces two missile target drones for U.S. and allied forces.

     Raytheon Aerospace manages more than 1,200 aircraft at over 300 sites around the world and provides total contractor logistics and training support for military and other government aircraft and missile target systems. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S.

                            MAJOR APPLIANCES SEGMENT

     The Major Appliances segment, which consists of Amana Refrigeration, Inc. and Speed Queen Company, manufactures and sells household and commercial appliances under the Amana, Speed Queen, Caloric, Modern Maid, Sunray, Huebsch, Menumaster and UniMac brand names. Products include refrigerators, gas and electric ranges, cooktops, wall ovens and microwave ovens, home washers and dryers and commercial laundry equipment for use in coin laundries and institutional settings, freezers, dishwashers, room air conditioners, furnaces, central air conditioning systems, heat pumps and commercial microwave ovens. These products are sold to dealers for resale to the customer and to home builders for incorporation into new homes and apartments.

     Raytheon Appliances offers several industry-exclusive features including top load laundry equipment with stainless steel wash baskets and dryer drums; quartz halogen cooktops with ten-position, variable intensity control systems for more even heating; the first compact commercial convection microwave oven in North America; and the first complete line of CFC-free refrigerators.

     The Company's heating and air conditioning, refrigerator and microwave oven, cooking appliance and laundry manufacturing facilities are the first U.S. plants in their respective industries to be certified to ISO 9001, the most stringent of the ISO 9000 international series of manufacturing quality standards.

                               ELECTRONICS SEGMENT

     Raytheon's principal business is the design, manufacture and servicing of advanced electronic devices, equipment and systems for governmental and commercial customers. In January 1995, the Company combined its Missile Systems, Equipment, Electromagnetic Systems and Research divisions with Amber Engineering, Inc., Seiscor Technologies, Inc. to form the Raytheon Electronic Systems Division ("RES").

     Raytheon Electronic Systems. RES produces the Patriot ground-based air defense missile system, which accounted for over $1 billion in sales in 1995. In addition to the U.S., seven foreign nations have selected Patriot, including Germany, The Netherlands, Israel, Japan, Saudi Arabia, Kuwait and the Republic of China (Taiwan). Since the end of the Gulf War in 1991, Raytheon has received more than $3 billion in foreign orders for Patriot equipment and services. RES also is the prime contractor for the Hawk ground-launched missile, which is owned by 20 allied nations in addition to the U.S. A Raytheon and Hughes Aircraft Company joint venture was selected as one of two winners of a U.S. Army competition for the program definition/validation phase of the Medium Extended Air Defense System, a U.S./European program also known as the U.S. Army's Corps Surface-to-Air Missile program, which will provide U.S. and allied forces with missile batteries, sensors and command and control systems that will move with and protect maneuver forces from observation and attack by enemy air forces and tactical missiles. RES manufactures the U.S. Navy's Standard Missile and is the design agent for the next-generation Standard Missile-2 Block IV. The Company produces the Sparrow, which is used as a surface Navy missile in the U.S. and in both the surface navy and air-launched missions in allied forces. RES co-produces the primary air-to-air missile for U.S. Air Force and Navy fighter aircraft -- the Advanced Medium Range Air-to-Air Missile -- and is one of two contractors selected by the U.S. Navy to perform the initial development of the next-generation Sidewinder missile. RES is the prime contractor for the U.S. Army's Enhanced Fiber Optic Guided Missile demonstration program, which will provide rapidly deployable, lethal and highly survivable technologies to the U.S. early entry forces. RES is a major developer of ground-based phased-array radars, including the Ground-Based Radar for the Theater High Altitude Area Defense system, the U.S. Army's newest Theater Missile Defense program, and is developing for deployment to Kwajalein the Radar Technology Demonstrator phased array. These highly advanced, solid state radars provide surveillance, tracking and fire control for both Theater and National Missile Defense. RES has also developed and upgraded several strategic surveillance and early warning radar systems including Pave Paws, the Ballistic Missile Early Warning System, Cobra Dane and Cobra Judy. RES produces a variety of shipboard radar systems for the Arleigh Burke-class destroyers such as the Aegis AN/SPY-1D transmitters and Mk 99 fire control units. Nearly every U.S. Navy ship carries at least one Raytheon radar/fire control system, which includes the Tartar, SPS-49 and Seasparrow systems.

     RES builds military communications systems, including the Air Force's Milstar satellite communications terminals and the Navy's Extremely High Frequency Satellite Communications Program terminals. RES also builds a family of militarized computers and workstations and last year won a contract to replace the mission computer on the Navy's E-2C surveillance aircraft using a Raytheon-developed Model 940 computer based on Digital Equipment Corporation's 64-bit Alpha chip technology.

     Through its UK subsidiary, Cossor Electronics Limited, RES produces a full line of IFF interrogators and transponders as well as military global positioning system receivers and nulling adaptive antennas. Cossor is also a world leader in manufacturing airport secondary surveillance radars.

     RES develops sonars, combat control systems and minehunting equipment for submarines and ships in U.S. and allied fleets in addition to designing unmanned underwater vehicles and laser sensors, including the CCS Mk 2 submarine combat control system upgrade, the AN/SQQ-32 minehunting sonar system and the Mk 30 Mod 2 training target system for antisubmarine warfare training.

     RES Engineering Laboratories perform applied research on advanced materials, electro-optics, infrared detectors, digital technology and microwave semiconductors. The laboratories are making important contributions in the areas of advanced microwave and millimeter-wave components for radar and missile guidance systems and military communications; flat panel field emission displays; electronically steered optical phased array development; surface acoustic wave stabilized oscillator technology; diamond coating technology; and free-standing diamond plate development.

     E-Systems, Inc. In May 1995, Raytheon completed the acquisition of E-Systems, Inc. of Dallas, Texas, a $2 billion defense and government electronics company specializing in intelligence, reconnaissance and surveillance systems; command and control; specialized aircraft maintenance and modification; guidance, navigation and control, communications and data systems. The acquisition is the largest in Raytheon's 73-year history.

     E-Systems' core business is focused on intelligence, reconnaissance and surveillance. Many of these programs are classified, involving the development or upgrading of sensors, platforms, ground processing of and integration of complex systems. In 1994, E-Systems won major P3-C airframe refurbishment contracts from the U.S. Navy and the Royal Australian Air Force. The Australian contract covers upgrades to all mission equipment and cockpit displays, communications and navigation systems and the integration of new equipment. The U.S. Navy project is designed to extend the operational life of its P-3C maritime patrol aircraft fleet. In the area of Command, Communications and Control, E-Systems was awarded a U.S. Navy contract in 1994 for the Cooperative Engagement Capability program and is developing a system that will network information from every ship in a battle group to extend perimeter defenses and vastly improve reaction time. E-Systems has a number of other products in the C3 area, including the advanced narrowband digital voice terminal -- 7,000 of which were shipped in 1994 -- and the Commander's Tactical Terminal, or CTT, which is the only family of intelligence dissemination terminals supporting military communications networks.

     Using its global positioning system ("GPS") technology, E-Systems is upgrading the antenna electronics for the U.S. Air Force by providing performance enhancements to jam-resistant antenna subsystems. E-Systems designs and builds advanced electronic countermeasures systems to protect U.S. and allied ships and planes against enemy strikes. These systems include the AN/ALQ-184 airborne countermeasures pod for the Air Force and AN/SLQ-32 shipboard jamming system for the Navy. E-Systems also has considerable capabilities in large scale image processing and advanced signal processing.

     Commercial Initiatives. Raytheon has successfully expanded its defense capabilities into commercial markets such as environmental monitoring, air traffic control, transportation and data management. A leader in the field of wide-area environmental surveillance, RES has been awarded a contract to develop and produce the System for the Surveillance of the Amazon (SIVAM)--an environmental monitoring system that will help Brazil protect natural resources, sustain economic growth and support proper land use, conservation and development in the Amazon region. The system is based on an integrated network of telecommunications, remote satellite sensing and imagery and ground-based and airborne sensors controlled by regional and national coordination centers. Raytheon also has developed the Guardian airborne surveillance system which performs extensive data gathering activities for missions ranging from environmental control to drug interdiction. E-Systems' capabilities in environmental monitoring include expertise in aircraft integration and ground-based image processing.

     RES designs and installs air traffic control and weather systems at airports worldwide, including airports in The Netherlands, India, Norway, Switzerland, Germany, Oman, Hong Kong, China and Taiwan. Raytheon's Terminal Doppler Weather Radar system, which is being installed at 47 airports across the U.S. and Puerto Rico and in Hong Kong, uses Doppler radar technology to warn air traffic controllers of sudden wind shifts -- such as microbursts -- which have been blamed for numerous aircraft accidents, particularly during takeoff or landing. In air traffic control, E-Systems is using its differential GPS to demonstrate the feasibility of performing low-visibility landings of commercial aircraft. The Company is also modifying avionics and installing additional modifications for commercial flight inspection aircraft, which will be used by the Federal Aviation Administration to verify civilian airport equipment as operational and accurate.

     In partnership with the Regional Transportation Authority of Northeastern Illinois, RES is developing a Personal Rapid Transit that will enable people to travel to their destinations on demand and without intermediate stops. E-Systems offers capabilities in the transportation management market with cellular traffic management systems, GPS vehicle tracking systems and geostationary satellite vehicle tracking systems. E-Systems recently received a contract for an advanced communication system that will track and manage 1,600 vehicles for the city of Houston. E-Systems also has strong capabilities in communications and data management technologies, including data storage and retrieval systems; image management and communications networks for medical applications; and the development and maintenance of a nationwide computer network to catalog and track all student loans for the U.S. Department of Education.

     Raytheon Electronics. Raytheon Electronics consists of Raytheon Marine Company, Raytheon Semiconductor, Seiscor Technologies, Inc., Raytheon Microelectronics and Raytheon Switchcraft.

     Raytheon Marine supplies marine radars, depth sounders, radiotelephones, autopilots, fish finders, ECDIS and navigation aids, Loran and GPS receivers and other marine electronics under the Raytheon, Apelco and Autohelm labels in the U.S. and abroad. In 1995, Raytheon acquired the marine navigation business of Anschuetz & Co. GmbH of Kiel, Germany -- one of the world's leading manufacturers of gyro compasses, autopilots, steering control systems, and integrated bridge systems for the commercial and military marine market.

     In microelectronics and components Raytheon is developing the Main Mission

Antenna transceiver systems for the IRIDIUM global satellite communications project, which is designed to provide voice, paging, data, facsimile and location services anywhere on Earth. The antenna systems use Raytheon microelectronics' gallium arsenide monolithic microwave integrated circuit ("MMIC") technology. Raytheon is also using its MMIC technology to develop direct broadcast satellite television receivers, wireless local area networks and next-generation digital cellular phones.

     Raytheon also produces a line of silicon semiconductor components -- specializing in video custom designs -- at its Semiconductor Division. Raytheon provides a wide range of electronic components under the Switchcraft label, including jacks and plugs, switches and connectors. Raytheon designs and manufactures telephone transmission equipment, including state-of-the-art digital loop-carrier equipment at its Seiscor Technologies subsidiary.

     During the fourth quarter of 1995, Raytheon sold its D.C. Heath and Company publishing division to Houghton Mifflin Company for $455 million.

     Financial information about Operations by Business Segments and Operations by Geographic Areas is contained on page 46 of Raytheon's 1995 Annual Report to Stockholders and is incorporated herein by reference.

                              GOVERNMENT CONTRACTS

     The Company and various subsidiaries act as a prime contractor or major subcontractor for many different Government programs including those that involve the development and production of new or improved weapons or other types of electronics systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

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

     The Company's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined in the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, travel costs in excess of government rates and certain litigation defense costs.

     The Company's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, The Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, The Company usually receives progress payments monthly from the Government generally in amounts equalling 85% of costs incurred under the contract. For contracts and modifications issued after November 11, 1993, progress payments may not exceed 75% of incurred costs.
The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

     The Company's Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. The Company has not, at any time, been debarred or suspended.

     Under many Government contracts, the Company is required to maintain facility and personnel security clearances complying with DOD requirements.

     Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

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

     In 1995 Raytheon initiated changes in its defense business in Massachusetts to achieve $600 million in cost savings to enable it to remain competitive in defense manufacturing in the state with companies based in lower-cost states. Raytheon worked with local unions to achieve cost controls and enhance productivity; it worked with Massachusetts lawmakers to enact tax reduction legislation for manufacturing firms in the state; and it worked with utility companies to cut electricity costs in the state. While Massachusetts-based defense operations continued to experience declines in sales and income, the rate of decline was not as great as in prior years.

                                     BACKLOG

     The Company's backlog of orders at December 31, 1995 was $10.551 billion compared with $8.070 billion at the end of 1994. The 1995 amount includes funded backlog of $5.142 billion from the Government compared with $3.641 billion at the end of 1994. Normally, the Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, the Company's Government funded backlog represents only that amount which has been appropriated and against which the Company can be reimbursed for work performed.

     Approximately $2.662 billion of the overall backlog figure represents the unperformed portion of multi-year direct orders from foreign governments, of which $1.604 billion is for air defense systems or components thereof and related services and $1.058 billion is for the SIVAM environmental monitoring system. Approximately $1.212 billion of the overall backlog represents non-government foreign backlog.

     Backlog in the Engineering and Construction segment was $2.240 billion at the end of 1995 compared with $1.522 billion at the end of 1994 The increase was due primarily to an increase in international turnkey energy projects. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

     Aircraft segment backlog was $836 million at the end of 1995 versus $1.203 billion at the end of 1994. The decrease was primarily due to the timing of orders for regional aircraft.
     Approximately $4.489 billion of the $10.551 billion 1995 year-end backlog is not expected to be filled during the following twelve months.

                            RESEARCH AND DEVELOPMENT

     During 1995, Raytheon derived net sales of $982 million ($450 million in 1994 and $686.2 million in 1993) pursuant to Government contracts for research and development. In addition, during 1995 Raytheon expended $315.6 million on research and development efforts compared with $269.6 million in 1994 and $279.4 million in 1993. These expenditures principally have been for product development for the Government and for aircraft products. Approximately 16,100 employees (10,000 for 1994), of whom 8,200 (4,300 for 1994) hold engineering or scientific degrees, were actively engaged in research and development at the end of 1995.

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

     Competition in the Aircraft segment comes from a number of domestic and foreign jet, turboprop and piston aircraft manufacturers. Principal elements of competition in the industry are price, financing, operating costs, reliability, cabin size and comfort, product quality, speed and service support.

     In the Major Appliances segment, quality, warranty, price, advertising and marketing are all competitive factors. Approximately 24 firms compete with Raytheon in the appliance field. Of these, Raytheon considers four firms to be significant competitors.

     The Electronics segment is a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing and reliability are principal competitive factors considered by electronics customers. About half of the 30 largest defense contractors in the United States are competitors in the Electronics segment. Several of the competitors of Raytheon Electronic Systems have relocated production facilities to states where the cost of doing business is less than in Massachusetts where most of Raytheon's defense electronics facilities are located.

                              PATENTS AND LICENSES

     Raytheon has long been an innovative leader in the development of new products and manufacturing technologies. Raytheon and its subsidiaries own a large number of United States and foreign patents and patent applications as well as trademark, copyright and chip mask work registrations which are necessary and contribute significantly to the preservation of the Company's strong competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others.

     Raytheon's patent position and intellectual property portfolio is deemed adequate for the conduct of its businesses. It is Raytheon's policy to enforce its own intellectual property rights and to respect the rights of others. Incidental to the normal course of business, infringement claims arise or are threatened both by and against Raytheon. In the opinion of management, these claims will be disposed of in a satisfactory manner.

                                   EMPLOYMENT

     As of December 31, 1995, Raytheon had 73,200 employees compared with 60,200 employees at the end of 1994. The increase is primarily due to the May 1995 acquisition of E-Systems. Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

     Raytheon considers its employee relations to be generally satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages. Over the past ten years, Raytheon has experienced only one work stoppage: a two-week stoppage at its Amana, Iowa facility. Negotiations with the primary union representing Raytheon Electronic Systems employees in Massachusetts occurred in the summer and fall of 1995. Due to the dramatic decline in defense procurement and the Company's need to achieve a competitive position in this increasingly cost sensitive market, the Company sought and received significant changes to the terms and conditions of the contract, including a three-year wage freeze, work rule changes and benefit changes.

                                  FOREIGN SALES

     Of total sales, Raytheon's sales to customers outside the United States were 23%, 19.6% and 18.4% in 1995, 1994 and 1993, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities.
Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries.
Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

     Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

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

     Raytheon's manufacturing, engineering, research, administrative, sales and storage floor space aggregated approximately 37.3 million square feet at December 31, 1995 more than 96% of which was located in the United States.
Of such total, 50% was owned, 33% was held pursuant to long-term leases, 10% was held pursuant to short-term leases and 7% was Government-owned.
Raytheon's facilities are suitable and adequate for its current level of business. In connection with the restructuring plan announced in March 1994, certain facilities have been and will be disposed of following consolidation.

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

     Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note J to Raytheon's Financial Statements for the years ended December
31, 1995, 1994 and 1993.)

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

     Defense contractors are subject to many levels of audit and investigation. Among agencies which oversee contract performance are: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, and the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company in governmental contracting.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

SUBSTITUTE ITEM 4.              EXECUTIVE OFFICERS OF REGISTRANT AS OF
                                MARCH 1, 1996

Elizabeth H. Allen: Vice President - Corporate Communications since August 1993. Prior to assuming her present position Ms. Allen was Vice President - Corporate Communications, Loral Corporation from January 1991. Age: 42

Gail P. Anderson:  Vice President - Human Resources since December 1994.
Prior to assuming his present position Mr. Anderson was Vice President - Human Resources, Phillips Petroleum Company from 1986. Age: 53

Shay D. Assad: Vice President - Contracts since July 1994. Prior to assuming his present position Mr. Assad was Manager-Contracts, Missile Systems Division from 1985. Age: 45

Renso L. Caporali: Senior Vice President - Government and Commercial Marketing since April 1995. Prior to assuming his present position Mr. Caporali was Chairman and Chief Executive Officer of the Grumman Corporation from 1991. Age: 62

Philip W. Cheney: Vice President and Group Executive - Commercial Electronics since July 1994. Prior to assuming his present position Dr. Cheney was Vice President - Engineering from February 1990. Age: 60

Kenneth H. Colburn: Vice President - Project and International Finance since January 1995. Prior to assuming his present position Mr. Colburn was Managing Director-Investment Banking Department-East Coast Group, CS First Boston Corporation from January 1991. Age: 44

Peter R. D'Angelo: Executive Vice President, Chief Financial Officer and Controller since March 1995. Prior to assuming his present position Mr. D'Angelo was Vice President, Chief Financial Officer and Controller from January 1995; Vice President and Corporate Controller from 1992 and Controller
- Missile Systems Division from 1984.  Age: 57

Herbert Deitcher:  Senior Vice President - Treasurer since November 1989.
Age: 62

David S. Dwelley: Vice President - Strategic Business Development since April 1991. Prior to assuming his present position Mr. Dwelley was Vice President and President of Raytheon Europe Limited from 1989. Age: 56

Michele C. Heid: Vice President - Investor Relations since September 1995. Prior to assuming her present position Ms. Heid was Vice President - Investor Relations & Strategic Planning, Cummins Engine Company from 1993 and Vice President - Investor Relations, Cummins Engine Company from 1991. Age: 41

Christoph L. Hoffmann: Executive Vice President - Law, Corporate Administration, and Secretary since March 1995. Prior to assuming his present position Mr. Hoffmann was Senior Vice President - Law, Human Resources and Corporate Administration, and Secretary from February 1994; Vice President, Secretary and General Counsel from July 1991, Vice President from April 1991 and Senior Vice President, General Counsel and Secretary of Pneumo Abex Corporation from 1986. Age: 51

Thomas D. Hyde: Vice President and General Counsel since February 1994. Prior to assuming his present position Mr. Hyde was Assistant General Counsel from August 1992; Senior Vice President, General Counsel and Chief Financial Officer of MNC Financial Inc. Special Assets Bank from 1991; and Vice President, Finance of Manville Sales Corporation from 1988. Age: 47

Frank Kendall: Vice President - Engineering since December 1994. Prior to assuming his present position Mr.Kendall was a civilian employee with the Department of Defense from 1990. Age: 47

A. Lowell Lawson: Executive Vice President since May 1995. Chairman and Chief Executive Officer of E-Systems, Inc. since August 1994. Mr. Lawson was President of E-Systems from 1989. Age: 58

Robert S. McWade: Vice President - Corporate Affairs since February 1996. Prior to assuming his present position Mr. McWade was Director, Corporate Communications, Textron, Inc. from September 1994 and Director, Corporate Relations, Bank of Boston from 1991. Age: 39

Charles Q. Miller: Executive Vice President and Group Executive and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. since March 1995. Prior to assuming his present position Mr. Miller was Senior Vice President and Group Executive and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. from March 1993; and President, United Engineers & Constructors, Inc. from 1990. Age: 50

Dennis J. Picard: Director since 1989 and Chairman and Chief Executive Officer since March 1991. Prior to assuming his present position Mr. Picard was President from 1989. Age: 63

Robert A. Skelly: Vice President - Assistant to the Executive Office. Prior to assuming his present position Mr. Skelly was Vice President -
Administration, Environmental Quality and Procurement from September 1992 and Vice President - Public and Financial Relations from January 1991. Age: 53

Robert L. Swam: Executive Vice President and Chairman and Chief Executive Officer of Amana Refrigeration, Inc. since March 1995. Prior to assuming his present position Mr. Swam was Senior Vice President and Group Executive - Appliance Group from January 1992 and an independent consultant from 1989.
Age: 55

William H. Swanson: Executive Vice President and General Manager - Raytheon Electronic Systems Division since March 1995. Prior to assuming his present position Mr. Swanson was Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 47

Arthur E. Wegner: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company since March 1995. Prior to assuming his present position Mr. Wegner was Senior Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft from July 1993 and Executive Vice President and President of the Aerospace/Defense Sector of United Technologies Corporation from 1989. Age: 58

     Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

                                                    PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder
Matters

              This information is contained in the Annual Report to Stockholders for the year ended December 31, 1995 on page 1, on page 47 under the caption "Quarterly Financial Data" and on the back cover and is incorporated herein by reference.

Item 6.       Selected Financial Data

              This information is included in the "Ten Year Statistical Summary" contained in the Annual Report to Stockholders for the year ended December 31, 1995 on pages 48 and 49 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              This information is contained in the Annual Report to Stockholders for the year ended December 31, 1995 on pages 41 through 45 and is incorporated herein by reference.

Item 8.       Financial Statements and Supplemental Data

              Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Annual Report to Stockholders for the year ended December 31, 1995 on page 47 and pages 50 through 66, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9.       Changes in and Disagreements with Accountants and Financial
Disclosure

              None.

Item 10.      Directors and Executive Officers of the Registrant

              Information regarding the directors of the Registrant is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 22, 1996 on pages 2 through 4 under the caption "Election of Directors" and is incorporated herein by reference. See Part I, Substitute Item 4 of this Form 10-K for information regarding the executive officers of the Registrant.

Item 11.      Executive Compensation

              This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 22, 1996 beginning with the caption "Executive Compensation of Directors" on pages 8 through 11 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 22, 1996 under the caption "Security Ownership" on pages 5 and 6 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              This information is contained in the definitive proxy statement of the Registrant for the annual meeting of stockholders to be held May 22, 1995 under the caption "Other Information" on page 25 and is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Schedules

       (1) The following financial statements of Raytheon Company and Subsidiaries Consolidated, as contained in Raytheon's 1995 Annual Report to Stockholders, are hereby incorporated by reference:

                       Balance Sheets at December 31, 1995 and 1994

                       Statements of Income for the Years Ended
                                December 31, 1995, 1994 and 1993

                       Statements of Stockholders' Equity for the Years Ended
                                December 31, 1995, 1994 and 1993

                       Statements of Cash Flows for the Years Ended
                                December 31, 1995, 1994 and 1993

              (2) The following financial statement schedule is included herein:

                       Schedule II, Reserves for the Three Years Ended
                                December 31, 1995

                       Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

     (b)      Reports on Form 8-K

              None.

     (c)      Exhibits

              (3.1) Raytheon Company Restated Certificate of Incorporation, as amended through September 27, 1995, heretofore filed as an Exhibit to Raytheon's Form 10-Q for the quarter ended October 1, 1995, is hereby incorporated by reference.

              (3.2) Raytheon Company By-Laws, as amended and restated through October 25, 1995, heretofore filed as an Exhibit to Raytheon's Form 10-Q for the quarter ended October 1, 1995, are hereby incorporated by reference.

              (4) On July 3, 1986 the Company filed a registration statement on Form 8-A, which form was amended on June 28, 1988, describing certain rights that may accrue to stock-holders in the event that a person or group acquires beneficial ownership of 20% or more of the Company's outstanding capital stock or commences a tender or exchange offer that would result in such person or group owning 25% or more of such outstanding capital stock. Said Registration Statement is hereby incorporated by reference.

        (10.1) Raytheon's 1976 Stock Option Plan, filed as an exhibit to Raytheon's Registration Statement No. 33-23449 on Form S-8, is hereby incorporated by reference.

        (10.2) Raytheon's 1991 Stock Plan, filed as an exhibit to Raytheon's 1991 Form 10-K, is hereby incorporated by reference.

        (10.3) Raytheon's 1995 Stock Option Plan, filed as an exhibit to Raytheon's 1995 Proxy Statement dated April 18, 1995, is hereby incorporated by reference.

          (13) Raytheon's 1995 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated by reference).

          (21)         Subsidiaries of Raytheon Company*

          (23.1)       Consent of Independent Accountants*

          (23.2)       Report of Independent Accountants*

          (27)         Financial Data Schedule*

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

* Filed electronically herewith.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAYTHEON COMPANY


                                             /s/ Christoph L. Hoffmann

                                                 Christoph L. Hoffmann
                                         Executive Vice President and Secretary
                                                 for the Registrant

Dated:  March 15, 1996

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                     DATE

 Dennis J. Picard
(Dennis J. Picard)            Chairman of the Board         March 15, 1996
                             and Director (Principal
                                 Executive Officer)

 Charles F. Adams
(Charles F. Adams)               Director                   March 15, 1996

 Francis H. Burr
(Francis H. Burr)                Director                   March 15, 1996

 Ferdinand Colloredo-Mansfeld
(Ferdinand Colloredo-Mansfeld)   Director                   March 15, 1996

 Theodore L.Eliot, Jr.
(Theodore L. Eliot, Jr.)         Director                   March 15, 1996

 John R. Galvin
(John R. Galvin)                 Director                   March 15, 1996

 Barbara B. Hauptfuhrer
(Barbara B. Hauptfuhrer)         Director                   March 15, 1996

 Richard D. Hill
(Richard D. Hill)                Director                   March 15, 1996

 L. Dennis Kozlowski
(L. Dennis Kozlowski)            Director                   March 15, 1996

 James N. Land, Jr.
(James N. Land, Jr.)             Director                   March 15, 1996

 A. Lowell Lawson
(A. Lowell Lawson)               Director and               March 15, 1996
                            Executive Vice President
 Thomas L. Phillips
(Thomas L. Phillips)             Director                   March 15, 1996

 Warren B. Rudman
(Warren B. Rudman)               Director                   March 15, 1996

 Joseph J. Sisco
(Joseph J. Sisco)                Director                   March 15, 1996

 Alfred M. Zeien
(Alfred M. Zeien)                Director                   March 15, 1996

 Peter R. D'Angelo
(Peter R. D'Angelo)         Executive Vice President -      March 15, 1996
                              Chief Financial Officer,
                            Controller (Chief Accounting
                                 Officer)

                                           RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                           ----------------------------------------------
                                                       SCHEDULE II - RESERVES
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                             -------------------------------------------
                                                           (In thousands)


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

      -------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1995:
        Allowance for doubtful         $21,290             $ 3,078              -         $ 2,325           $22,043
         accounts receivable

      Year ended December 31, 1994:
        Allowance for doubtful         $25,891             $ 2,473              -         $ 7,074           $21,290
         accounts receivable

      Year ended December 31, 1993:
        Allowance for doubtful         $20,023             $ 4,586              -         $(1,282)          $25,891
         accounts receivable


      Note (1) - Uncollectible accounts and adjustments, less recoveries