Form 10-Q
period 1996-03-31
RAYTHEON CO
filed 1996-05-15
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


   NUMBER OF COMMON SHARES OUTSTANDING AT MARCH 31, 1996: 239,316,000

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                           BALANCE SHEETS (UNAUDITED)

                                           March 31, 1996   Dec. 31, 1995
                                           --------------   -------------
                                                  (In thousands)
                                                      ASSETS

Cash and marketable securities ..........   $   182,732   $   210,284
Accounts receivable .....................       902,717       926,800
Federal and foreign income taxes,
  including deferred ....................       155,168       196,711
Contracts in process, less progress
  payments .................................   2,427,926     2,212,689
Inventories ................................   1,623,756     1,502,983
Prepaid expenses ...........................     217,646       225,751
                                             -----------   -----------
         Total current assets.............     5,509,945     5,275,218
Property, plant and equipment, net .......     1,601,853     1,584,035
Other assets, net ........................     3,146,089     2,981,691
                                             -----------   -----------
                                             $10,257,887   $ 9,840,944
                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion
  of long-term debt .........................$ 1,706,808   $ 1,216,039
Accounts payable ............................    950,746     1,041,848
Advance payments, less contracts in
  process ...................................    347,829       343,470
Accrued expenses ............................  1,053,106     1,089,066
                                             -----------   -----------
         Total current liabilities .......     4,058,489     3,690,423
Accrued retiree benefits .................       264,759       270,025
Federal and foreign income taxes,
  including deferred .....................       100,797       100,797
Long-term debt ...........................     1,487,089     1,487,735
Stockholders' equity .....................     4,346,753     4,291,964
                                             -----------   -----------
                                             $10,257,887   $ 9,840,944
                                             ===========   ===========

  The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                                Three Months Ended
                                        March 31, 1996       April 02, 1995
                                        (In thousands except per share data)

Net sales                                 $2,769,423            $2,387,116
                                          ----------            ----------
Cost of sales                              2,122,703             1,825,555
Administrative and selling expenses          264,728               230,345
Research and development expenses             87,462                75,065
                                          ----------            ----------

Total operating expenses                   2,474,893             2,130,965
                                          ----------            ----------

Operating income                             294,530               256,151
                                          ----------            ----------

Interest expense                              54,163                22,678
Interest and dividend income                 (23,563)               (8,503)
Other income, net                            (18,138)              (23,838)
                                          ----------            ----------
Non-operating expense (income), net           12,462                (9,663)
                                          ----------            ----------

Income before taxes                          282,068               265,814
Federal and foreign income taxes              95,582                91,878
                                          ----------            ----------
Net income                                  $186,486              $173,936
                                          ==========            ==========

Earnings per common share                      $0.78                 $0.71

Average number of common shares
  outstanding during period                  240,093               246,342

Dividends declared per common share            $0.20               $0.1875


  The accompanying  notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Three Months Ended
                                          March 31, 1996       April 02, 1995
                                                      (In thousands)
Cash flows from operating activities:
  Net income                                   $186,486             $173,936
  Adjustments to reconcile net income to
    net cash used in operating activities
      Depreciation and amortization              87,251               74,516
      Sale of airlines
          long-term receivables                  64,200              142,100
      Other adjustments, net of the effect of
        acquired companies                     (569,561)            (527,840)
                                               --------              -------
Net cash used in operating activities          (231,624)            (137,288)
                                               ---------            ---------

Cash flows from investing activities:
  Additions to property, plant and equipment   (103,980)             (55,423)
  Payment for purchase of acquired companies,
       net of cash acquired                           0             (108,052)
  All other, net                                (56,646)             (18,541)
                                               ---------             --------
Net cash used in investing activities          (160,626)            (182,016)
                                               ---------            ---------

Cash flows from financing activities:
  Change in short-term debt                     490,769              371,660
  Dividends                                     (47,859)             (46,215)
  Purchase of treasury shares                   (96,104)             (35,771)
  Proceeds under common stock plans              17,083               20,382
  All other, net                                  1,576                  300
                                               --------              -------
Net cash provided by financing activities       365,465              310,356
                                               --------             --------
Effect of foreign exchange rates on cash           (334)                 963
                                               --------             --------
Net decrease in cash and cash
 equivalents                                    (27,119)              (7,985)
Cash and cash equivalents at beginning
 of year                                        208,614              200,938
                                               --------              -------
Cash and cash equivalents at end of period     $181,495             $192,953
                                               ========             ========

 The accompanying notes are an integral part of the financial statements

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

(1)      Details of certain balance sheet accounts are as follows:

                                          March 31, 1996         Dec. 31, 1995
                                                    (In thousands)
Cash and marketable securities
  Cash and cash equivalents                    $181,495             $208,614
  Marketable securities                           1,237                1,670
                                               --------             --------
      Total cash and marketable securities     $182,732             $210,284
                                               ========             ========

Inventories
  Finished goods                               $595,209             $596,080
  Work in process                               730,497              628,786
  Materials and purchased parts                 474,775              454,719
  Excess of current cost over LIFO values      (176,725)            (176,602)
                                               --------           ----------
      Total inventories                      $1,623,756           $1,502,983
                                             ==========           ==========

Property, plant and equipment
  At cost                                      $4,171,314         $4,115,748
  Accumulated depreciation and amortization    (2,569,461)        (2,531,713)
                                               ----------         ----------
      Net property, plant and equipment        $1,601,853         $1,584,035
                                               ==========         ==========

Stockholders' equity
  Preferred stock, no outstanding shares       $     -            $     -
  Common stock, outstanding shares                239,316            240,690
  Additional paid-in capital                      273,085            258,708
  Equity adjustments                                  254              5,071
  Retained earnings                             3,834,098          3,787,495
                                               ----------          ---------
      Total stockholders' equity               $4,346,753         $4,291,964
                                               ==========         ==========

 The accompanying notes are an integral part of the financial statements.

(2) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant
reductions  in  the  defense budget and increasing  commercial   competition.
Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through March 31, 1996, $245.2 million of restructuring costs have been incurred, of which $102.8 million was employee related costs and $142.4 million was related principally to asset disposals and idle facilities. The spending is expected to be completed in the first half of 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

First Quarter 1996 versus 1995

Raytheon Company reported record first quarter earnings of $186.5 million, or $.78 per share, on record first quarter sales of $2.769 billion. In 1995's first quarter, earnings were $173.9 million, or $.71 per share, on sales of $2.387 billion.

Raytheon Engineers & Constructors, Raytheon Aircraft, Raytheon Appliances and Raytheon E-Systems contributed to the company's increased sales. The increased profits were driven by continuing profit growth in the commercial businesses and by Raytheon E-Systems.

The Engineering and Construction segment had increased first quarter sales based principally on increased volume in the domestic and international hydrocarbon market and increased effort on government management and operations programs, and increased after tax profits on a stand alone basis due to higher sales volume.

The Aircraft segment reported increased sales and increased after tax profits on a stand alone basis due to higher sales to commercial and U. S. government customers.

The Major Appliance segment had increased sales and after tax profits on a stand alone basis despite strong competitive price pressures on home appliance margins.

In the Electronics segment, sales increased due to the contributions of Raytheon E-Systems. The segment's increased after tax profits on a stand alone basis were due to E-Systems and continuing strong returns at commercial electronics. Revenues declined at Raytheon's Massachusetts-based defense operations due to the reduced level of defense spending.

Sales to the U. S. government were $1.146 billion, an increase of $271 million or 31.0 percent from the comparable quarter of 1995. U. S. government sales were 41.4 percent of consolidated net sales in 1996 compared with 36.7 percent in 1995. The increase in U.S. government sales is due to the acquisition of E-Systems in May 1995.

Administrative and selling expenses increased to $264.7 million in 1996 from $230.3 million in 1995 due principally to the acquisition of E-Systems.

Research and development expenses increased to $87.5 million in 1996 from $75.1 million in 1995 due principally to the acquisition of E-Systems.

Operating income was $294.5 million or 10.6 percent of sales versus $256.2 million or 10.7 percent of sales in 1995.

Interest expense for 1996 increased to $54.2 million from $22.7 million in 1995. The increase was due principally to the higher debt level from the acquisition of E-Systems.

Interest and dividend income for 1996 increased to $23.6 million from $8.5 million in 1995 due to accrued interest before tax on a federal income tax refund claim.

Other income (net) for 1996 declined to $18.1 million from $23.8 million in 1995. The 1996 results include $20 million before tax from the release of a contingency reserve associated with the recent sale of a business, partially offset by increased goodwill amortization from the acquisition of E-Systems. The 1995 results include a gain of $21.1 million before tax on the sale of stock held as an investment.

The 1996 effective tax rate of 33.9 percent reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income increased by $12.6 million or 7.2 percent from 1995.

Earnings per common share increased by 9.9 percent to $.78 for the first quarter of 1996 from $.71 for the first quarter of 1995. The average number of shares outstanding during the first quarter of 1996 was 240.1 million versus 246.3 million in 1995. During the quarter outstanding shares were increased by approximately 570,000 due to the exercise of employee stock options. This was offset by the repurchase of approximately 570,000 shares in the open market at a cost of $28.2 million. The company also repurchased an additional 1.4 million shares at a cost of $67.9 million.

On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 6.6 million shares purchased under this authorization through the first quarter of 1996.

The book value of common shares outstanding at the end of the period was $18.16 as compared with $17.83 at December 31, 1995 and $16.47 at April 2, 1995.

All share and per share data have been restated for the two-for-one stock split on October 23, 1995.

Backlog consisted of the following at:

                                March 31,    December 31,   April 2,
                                  1996          1995          1995
                                            (In millions)
                                ----------------------------------------

Electronics                      $6,983        $7,411        $4,997
Engineering and Construction      2,242         2,240         1,967
Aircraft                          1,289           836         1,126
Major Appliances                     39            64            67
                                -------       -------        ------
         Total Backlog          $10,553       $10,551        $8,157
U.S. government backlog
   included above                $5,045        $5,142        $3,438

The increase in the Electronics backlog and the U. S. government portion of the total backlog from April 2, 1995, reflects the acquisition of E-Systems. The Electronics backlog at March 31, 1996, includes $1.1 billion related to the SIVAM contract awarded by the government of Brazil to monitor and protect the Amazon River rain forest. The Brazilian Senate is currently reviewing the President's request to modify the Senate financing resolutions that were approved in December of 1994. This vote is expected to take place during the first half of 1996.

During the first quarter of 1996 there was a negative cash flow from operations of $231.6 million. Net income plus depreciation and amortization provided a positive cash flow of $273.7 million but this was more than offset by increases in inventories and long-term receivables, increased contracts in process due to higher sales volume and a lower level of current liabilities. During the quarter funds were used for additions to property, plant and equipment of $104.0 million, dividends of $47.9 million and for treasury share purchases of $96.1 million. As a result of the above, short-term debt increased by $490.8 million. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1996.

Debt, net of cash and marketable securities, was $3,011 million at March 31, 1996, as compared with $2,494 million at December 31, 1995, and $1,236 million at April 2, 1995. Net debt as a percentage of total capitalization was 40.9 percent at March 31, 1996, as compared with 36.7 percent at December 31, 1995, and 23.4 percent at April 2, 1995.

Capital expenditures were $104.0 million for the first quarter of 1996 versus $55.4 million in the first quarter of 1995, due to increased 1996 expenditures at the Aircraft Segment and the acquisition of E-Systems. Capital expenditures in 1996 are expected to be above the 1995 level, excluding the effect of acquisitions.

Dividends declared to stockholders during the first quarter of 1996 were $47.9 million versus $46.2 million in 1995. During the quarter, the Board of Directors declared a 6.7 percent increase in the company's first quarter dividend, from $.1875 to $.20 per share.

Total employment was 72,900 at March 31, 1996 as compared with 73,200 at December 31, 1995, and 60,500 at April 2, 1995. The increase from April 2, 1995, is principally due to the acquisition of E-Systems.

Shortly after the close of the quarter, Raytheon announced that it has agreed to purchase Chrysler Technologies' aircraft modification and defense electronics businesses from Chrysler Corporation for $455 million in cash. The purchase is subject to Hart-Scott-Rodino clearance and is expected to close in the second quarter 1996. The two Chrysler Technologies businesses being acquired--Chrysler Technologies Airborne Systems, Inc. and Electrospace Systems, Inc.--are expected to add slightly to Raytheon's earnings in 1996, and increasingly add to earnings in 1997 and beyond. Chrysler Technologies will become part of Raytheon E-Systems. The acquisition is consistent with Raytheon's successful strategy to remain a top tier defense contractor as well as a strong, diversified commercial company.

Raytheon also announced on April 10 that it has completed the sale of its Xyplex, Inc. subsidiary to Whittaker Corporation for $117.5 million in cash and securities.

The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to Raytheon's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through March 31, 1996, $245.2 million of restructuring costs have been incurred, of which $102.8 million was employee related costs and $142.4 million was related principally to asset disposals and idle facilities. The spending is expected to be completed in the first half of 1996.

The company enters into interest rate swaps and locks and foreign currency forward agreements with commercial and investment banks to reduce the impact of changes in interest rates and foreign exchange rates on long-term debt and on purchases, sales, and financing arrangements with lenders, vendors, customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are primarily used to provide purchasers of the company's products with fixed financing terms over extended time periods. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are normally held to maturity and no exchange traded or over-the-counter instruments have been purchased. The impact on the financial position, liquidity, and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities, or commitments.

Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are immaterial. The company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability will not have a material effect on the company's financial position, liquidity, or results of operations after giving effect to provisions already recorded.

Statements which are not historical facts made in this report are forward-looking statements that involve risks and uncertainties including the effect of political and economic conditions, the results of financing efforts, and the timing of awards and contracts.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

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


May 15, 1996