Form 10-K/A
period 1995-12-31
RAYTHEON CO
filed 1996-06-28
CIK 82267

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                FORM 10-K/A-No. 1

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from...............
     to ..............

                          Commission File Number 1-2833

                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                      04-1760395
  (State or Other Jurisdiction of          I.R.S. Employer Identification No.)
 Incorporation or Organization)



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


RAYTHEON COMPANY (REGISTRANT)


          /s/ Thomas D. Hyde
BY            Thomas D. Hyde, Vice President -
                General Counsel for Registrant



DATE     June 27, 1996