Form 10-Q
period 1996-06-30
RAYTHEON CO
filed 1996-08-13
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ............ to ...............


                          Commission File Number 1-2833


                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)



                  DELAWARE                            04-1760395
     (State or Other Jurisdiction of       (I.R.S.Employer Identification No.)
      Incorporation or Organization)



         141 SPRING STREET, LEXINGTON, MASSACHUSETTS             02173
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
Yes x  No
   ---    ---



        NUMBER OF COMMON SHARES OUTSTANDING AT JUNE 30, 1996: 236,361,038

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                           BALANCE SHEETS (Unaudited)

                                                   June 30, 1996 Dec. 31, 1995
                                                   ------------- -------------
                                                          (In thousands)
                                                              ASSETS

Cash and marketable securities                     $   212,290   $   210,284
Accounts receivable                                  1,170,523       926,800
Federal and foreign income taxes,
  including deferred                                   228,049       196,711
Contracts in process, less progress payments         2,604,650     2,212,689
Inventories                                          1,713,488     1,502,983
Prepaid  expenses                                      218,470       225,751
                                                   -----------   -----------
         Total current assets                        6,147,470     5,275,218

Property, plant and equipment, net                   1,712,685     1,584,035
Intangible assets                                    3,167,820     2,572,347
Other assets, net                                      592,948       409,344
                                                   -----------   -----------
                                                   $11,620,923   $ 9,840,944
                                                   ===========   ===========

                                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Notes payable and current portion
         of long-term debt                         $ 2,618,243   $ 1,216,039
Accounts payable                                     1,300,928     1,041,848
Advance payments, less contracts in process            358,670       343,470
Accrued expenses                                     1,149,207     1,089,066
                                                   -----------   -----------
         Total current liabilities                   5,427,048     3,690,423

Accrued retiree benefits                               264,251       270,025
Federal and foreign income taxes,
   including deferred                                   96,006       100,797
Long-term debt                                       1,496,071     1,487,735
Stockholders' equity                                 4,337,547     4,291,964
                                                   -----------   -----------
                                                   $11,620,923   $ 9,840,944
                                                   ===========   ===========





      The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                         Three Months Ended             Six Months Ended
                                   June 30, 1996  July 02, 1995   June 30, 1996  July 02, 1995
                                   -------------  -------------   -------------  -------------
                                                   (In thousands except per share data)
Net Sales                           $3,111,894     $2,816,072     $5,881,317     $5,203,188
                                    ----------     ----------     ----------     ----------
Cost of sales                        2,416,409      2,116,287      4,539,112      3,941,842
Administrative and selling expenses    262,569        284,073        527,297        514,418
Research and development expenses       90,002         89,812        177,464        164,877
                                    ----------     ----------     ----------     ----------
Total operating expenses             2,768,980      2,490,172      5,243,873      4,621,137
                                     ---------     ----------     ----------     ----------
Operating income                       342,914        325,900        637,444        582,051
                                    ----------     ----------     ----------     ----------
Interest expense                        60,694         50,333        114,857         73,011
Interest and dividend income           (15,335)        (8,457)       (38,898)       (16,960)
Other income, net                      (16,302)       (13,285)       (34,440)       (37,123)
                                    ----------     ----------     ----------     -----------
Non-operating expense, net              29,057          28,591        41,519          18,928
                                    ----------     -----------    ----------     -----------
Income before taxes                    313,857         297,309       595,925         563,123
Federal and foreign income taxes       104,460         101,815       200,042         193,693
                                    ----------     -----------    ----------     -----------
Net income                          $  209,397     $   195,494    $  395,883     $   369,430
                                    ==========     ===========    ==========     ===========

Earnings per common share                $0.88           $0.80         $1.66           $1.51
Average number of common shares
   outstanding during period           237,474         244,870       238,783         245,606
Dividends declared per common share      $0.20         $0.1875         $0.40         $0.3750


The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Six Months Ended
                                                 June 30, 1996    July 02, 1995
                                                 -------------    -------------
                                                         (In thousands)

Cash flows from operating activities:
  Net income                                         $  395,883        369,430
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                       175,600        164,619
    Sale of long-term receivables                       255,600        355,100
    Other adjustments, net                             (984,337)      (671,912)
                                                     ----------   ------------
Net cash (used) provided by operating activities       (157,254)       217,237
                                                    -----------   ------------
Cash flows from investing activities:
  Additions to property, plant and equipment            (203,853)     (134,208)
  Payment for purchase of acquired companies,
    net of cash received                                (584,390)   (2,298,493)
  Proceeds from sale of operating subsidiary, net         66,551             0
  Intangible and deferred assets                        (210,496)      (62,922)
  All other, net                                          18,288        30,046
                                                     -----------   -----------
Net cash used in investing activities                   (913,900)   (2,465,577)
                                                     -----------   -----------
Cash flows from financing activities:
  Change in short-term debt                            1,398,236     2,121,604
  Change in long-term debt                                  (256)      370,619
  Dividends                                              (95,136)      (91,870)
  Purchase of treasury shares                           (260,261)     (139,934)
  Proceeds under common stock plans                       25,913        29,497
  All other, net                                           5,853        (1,793)
                                                     -----------   -----------
Net cash provided by financing activities              1,074,349     2,288,123
                                                     -----------   -----------

Effect of foreign exchange rates on cash                  (1,013)        1,852
                                                     -----------   -----------

Net increase in cash and cash equivalents                  2,182        41,635
Cash and cash equivalents at beginning of year           208,614       200,938
                                                     -----------   -----------
Cash and cash equivalents at end of second quarter   $   210,796   $   242,573
                                                     ===========   ===========

The accompanying  notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

 (1)     Details of certain balance sheet accounts are as follows:

                                                June 30, 1996    Dec. 31,1995
                                                -------------    ------------
                                                         (In thousands)

Cash and marketable securities
   Cash and cash equivalents                    $  210,796       $  208,614
   Marketable securities                             1,494            1,670
                                                ----------       ----------
         Total cash and marketable securities   $  212,290       $  210,284
                                                ==========       ==========
Inventories
   Finished goods                               $  605,499       $  596,080
   Work in process                                 779,709          628,786
   Material and purchased parts                    505,005          454,719
   Excess of current cost over LIFO values        (176,725)        (176,602)
                                                ----------       ----------
         Total Inventories                      $1,713,488       $1,502,983
                                                ==========       ==========

Property, plant and equipment
   At cost                                      $4,366,821       $4,115,748
   Accumulated depreciation and amortization    (2,654,136)      (2,531,713)
                                                ----------       ----------
         Net property, plant and equipment      $1,712,685       $1,584,035
                                                ==========       ==========

Stockholders' equity
   Preferred stock, no outstanding shares       $      -         $      -
   Common stock, outstanding shares                236,361          240,690
   Additional paid-in capital                      277,882          258,708
   Equity adjustments                              (15,745)           5,071
   Retained earnings                             3,839,049        3,787,495
                                                ----------       ----------
         Total stockholders' equity             $4,337,547       $4,291,964
                                                ==========       ==========

(2) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to the company's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through June 30, 1996, $246.8 million of restructuring costs have been incurred, of which $103.2 million was employee related costs and $143.6 million was related principally to asset disposals and idle facilities.

(3) Common shares outstanding and all per share data have been restated for the two-for-one stock split on October 23, 1995.

(4) The information furnished has been prepared from the accounts without audit. In the opinion of managenent, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 1996 versus 1995

Raytheon Company reported record second quarter earnings of $209.4 million, or $.88 per share, on record sales of $3.112 billion. In the same period last year, earnings were $195.5 million, or $.80 per share on sales of $2.816 billion.

The company's second quarter was led by increased overall commercial sales and profits and the company ended the quarter with a record total backlog.

The company continued to strengthen as a diversified commercial company and remained a top tier player in a consolidating defense industry due to the performance of Raytheon E-Systems. During the quarter, the company acquired the engineering and construction assets of Rust International, the aircraft modification and defense electronics businesses of Chrysler Technologies and the marine communication assets of Standard Radio AB of Sweden.

The Aircraft segment reported increased second quarter sales and profits versus the second quarter of 1995 due to higher sales to commercial and U.S. government customers.

The Engineering and Construction segment had record second quarter sales and backlog. Earnings were down from the second quarter of 1995 due to a fee adjustment on a major foreign project. Earnings were a record for the second quarter before the fee adjustment.

The Major Appliances segment had record second quarter sales and increased profits due principally to increased shipments of refrigeration and heating and air conditioning products and improved margins.

The Electronics segment had increased second quarter sales and profits due to the contribution of E-Systems and continuing strong returns at commercial electronics. Sales and income were down at Raytheon Electronics Systems' Massachusetts-based defense operations due to the continued decline in defense procurement--however, the rate of decline slowed considerably.

Sales to the U.S. government were $1.286 billion, an increase of $119 million or 10.2 percent from the comparable quarter of 1995. U.S. government sales were
41.3 percent of consolidated net sales in 1996 compared with 41.4 percent in 1995.

Administration and selling expenses decreased to $262.6 million in 1996 from $284.1 million in 1995 due principally to the sale of D.C. Heath and Xyplex.

Research and development expenses were $90.0 million and 2.9 percent of sales in 1996 versus $89.8 million and 3.2 percent of sales in 1995.

Operating income was $342.9 million and 11.0 percent of sales in 1996 versus $325.9 million and 11.6 percent of sales in 1995. Operating income was up
5.2 percent from 1995 as earnings from the commercial operations and strategic acquisitions more than offset the high margins earned by D. C. Heath in the second quarter of 1995. Excluding the contribution of D.C. Heath, which was a highly seasonal business sold in the fourth quarter of 1995, net sales and operating income were up 12.6 percent and 12.4 percent for the second quarter

Interest expense for 1996 increased to $60.7 million from $50.3 million in 1995. The increase was due principally to the higher debt level from the acquisition of E-Systems.

Interest and dividend income for 1996 increased to $15.3 million from $8.5 million in 1995 due to accrued interest before tax on a federal income tax refund claim.

Other income (net) for 1996 increased to $16.3 million from $13.4 million in 1995. The 1996 results include $20 million before tax from the release of a contingency reserve associated with the recent sale of a business, partially offset by increased goodwill amortization from the acquisition of E-Systems. The 1995 results include a gain of $6.8 million before tax on the sale of a stock held for investment.

The 1996 effective tax rate of 33.3 percent reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income increased by $13.9 million or 7.1 percent from 1995.

Earnings per common share increased by 10 percent to $.88 for the second quarter of 1996 from $.80 for the second quarter of 1995.

The average number of shares  outstanding  during the second quarter of 1996 was
237.5 million versus 244.9 million in 1995. During the quarter, outstanding shares were increased by approximately 299,000 due to the exercise of employee stock options. This was offset by the repurchase of 299,000 shares in the open market at a cost of $15.1 million. The company also repurchased an additional
2.9 million shares at a cost of $149.1 million.

                                       8
Six Months 1996 Versus 1995

Consolidated net sales during the first six months of 1996 increased by 13 percent to $5.881 billion from $5.203 billion in 1995. Sales increased in all four business segments.

Sales to the U.S. government were $2.432 billion in the first half of 1996 versus $2.042 billion in 1995 and were 41.4 percent of consolidated net sales in 1996 versus 39.2 percent in 1995.

Operating income was $637.4 million or 10.8 percent of sales in 1996 versus $582.1 million or 11.2 percent of sales in 1995.

Non-operating expense was $41.5 million in 1996 versus $18.9 million in 1995. Interest expense increased to $114.9 million in 1996 versus $73.0 million in 1995 due principally to the acquisition of E-Systems. Interest and dividend income increased to $38.9 million versus $17.0 million in 1995 due principally to accrued interest before tax on a federal income tax refund claim. Other income (net) was $34.4 million in 1996 versus $37.1 million in 1995.

The effective tax rate of 33.6 percent in 1996 reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons  discussed  above, net income for 1996 increased by $26.5 million or
7.2 percent to $395.9 million from 1995 net income of $369.4 million.

Earnings per share increased by 9.9 percent to $1.66 for the first six months of 1996 versus $1.51 for the comparable 1995 period. The average number of common shares outstanding was 238.8 million for the first six months of 1996 versus
245.6 million for the comparable 1995 period. During the first six months of 1996, outstanding shares were increased by 869,000 due to the exercise of employee stock options. This was offset by the repurchase of approximately 869,000 shares on the open market at a cost of $43.3 million. The company also repurchased an additional 4.3 million shares at a cost of $217 million.

On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 9.5 million shares purchased under this authorization through the first six months of 1996.

The book value of common shares outstanding at the end of the period was $18.35 as compared with $17.83 at December 31, 1995 and $16.88 at July 2, 1995.

All share and per share data have been restated for the two-for-one stock split on October 23, 1995.

Backlog consisted of the following at:

                                  June 30, December 31,   July 2,
                                    1996      1995         1995
                                         (In Millions)

Electronics                       $ 7,118    $ 7,411     $ 7,251
Engineering & Construction          2,332      2,240       1,848
Aircraft                            1,355        836       1,147
Major Appliances                       36         64          59
                                  -------    -------     -------
                                  $10,841    $10,551     $10,305
U.S. Government Backlog
         included above           $ 5,062    $ 5,142     $ 5,145

The Electronics backlog at June 30, 1996 includes $1.1 billion related to the SIVAM contract awarded by the government of Brazil to monitor and protect the Amazon River rain forest. The Brazilian Senate has approved the President's request to modify the Senate financing resolutions that were approved in December 1994 and final terms and conditions of the contract are currently being negotiated.

During the first six months of 1996, there was a negative cash flow from operations of $157.3 million. Net income plus depreciation and amortization provided a positive cash flow of $571.5 million but this was more than offset by increases in inventories, receivables and increased contracts in process due to higher sales volume. During the period, funds were used for additions to property, plant and equipment of $203.9 million, dividends of $95.1 million and for treasury share purchases of $260.3 million. Additionally, during 1996 $584.4 million was expended for acquired companies. As a result of the above, short-term debt increased by $1.4 billion. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1996.

Debt, net of cash and marketable securities, was $3.902 billion at June 30, 1996 as compared with $2.494 billion at December 31, 1995 and $3.350 billion at July 2, 1995. Net debt as a percentage of total capitalization was 47.4 percent at June 30, 1996, as compared with 36.7 percent at December 31, 1995 and 44.9 percent at July 2, 1995.

Accounts receivable increased to $1.171 billion at June 30, 1996 from $926.8 million at December 31, 1995 due to the acquisitions completed during the period and increased commercial receivables.

Contacts in process increased to $2.605 billion at June 30, 1996 from $2.213 billion at December 31, 1995 due principally to higher sales volume at the Engineering and Construction segment.

Inventories increased to $1.713 billion at June 30, 1996 from $1.503 billion at December 31, 1995 due to the acquisitions completed during the period and increased commercial inventories.

Intangible assets increased to $3.168 billion at June 30, 1996 from $2.572 billion at December 31, 1995 due principally to the goodwill arising from the acquisitions during the period.

Capital expenditures were $203.9 million in the first six months of 1996 versus $134.2 million in 1995 due principally to increased 1996 expenditures at the Aircraft segment and the acquisition of E-Systems.

Dividends declared to stockholders during the first six months of 1996 were $95.1 million versus $91.9 million in 1995. The dividend rate was $.20 per quarter for the first two quarters of 1996 versus $.1875 per quarter for the first two quarters of 1995.

Total employment was 76,700 at June 30, 1996 versus 73,200 at December 31, 1995 and 74,400 at July 2, 1995. The increase from December 31, 1995 is due principally to the acquisitions made during the period.

During the second quarter of 1996, the company completed the sale of its Xyplex, Inc. subsidiary to Whittaker Corporation.

The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to the company's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through June 30, 1996, $246.8 million of restructuring costs have been incurred, of which $103.2 million was employee related costs and $143.6 million was related principally to asset disposals and idle facilities.

The company enters into interest rate swaps and locks and foreign currency forward agreements with commercial and investment banks to reduce the impact of changes in interest rates and foreign exchange rates on long-term debt and on purchases, sales and financing arrangements with lenders, vendors, customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. Interest rate swaps are primarily used to provide purchasers of the company's products with fixed financing terms over extended time periods. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. Swaps and foreign exchange contracts are normally held to maturity and no exchange traded or over-the-counter instruments have been purchased. The impact on the financial position, liquidity, and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities, or commitments.

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

Statements which are not historical facts made in this report are forward-looking statements that involve risks and uncertanties including the effect of political and economic conditions, the results of financing efforts, and the timing of awards and contracts.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting held on May 22, 1996, stockholders of the Company took the following action:

         1. Elected the following five directors for terms of office to expire at the 1998 Annual Meeting, with votes as indicated opposite each director's name and with no abstentions or broker non-votes:

      Name                            For                     Withhold

Ferdinand Colloredo-Mansfeld       186,025,490                2,222,994
John R. Galvin                     185,966,239                2,282,245
Barbara B. Hauptfuhrer             185,938,501                2,309,982
Richard D. Hill                    185,859,297                2,389,186
Alfred M. Zeien                    186,003,937                2,244,546

The following directors continued in office after the meeting: Charles F. Adams, Francis H. Burr, Theodore L. Eliot, L.Dennis Kozlowski, James N.Land,Jr.,
A. Lowell Lawson, Thomas L. Phillips, Dennis J. Picard, Warren B. Rudman and Joseph J. Sisco.

         2. Rejected a stockholder proposal which recommended that the Company prepare an environmental report based on the Coalition of
         Environmentally Responsible Economies principles. The vote was 28,913,681 for and 132,166,823 against, with 17,512,558 abstentions and
         9,655,422 broker non-votes.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 10.1  Raytheon Company 1976 Stock Option Plan (filed herewith)
         Exhibit 10.2  Raytheon Company 1991 Stock Plan (filed herewith)
         Exhibit 10.3 Form of Raytheon Company Change in Control Severance Agreement (filed herewith)*
         Exhibit 27    Financial Data Schedule (filed herewith)

* The Company has entered into Change in Control Severance Agreements in the form of Agreement filed herewith as Exhibit 10.3 with each of the following executives: Peter R. D'Angelo, Christoph L. Hoffmann, A. Lowell Lawson,
Charles Q. Miller, Dennis J. Picard, Robert L. Swam, William H. Swanson and Arthur E. Wegner. The agreements are designed to provide the executive with certain severance benefits following a termination,including, without limitation, payment of an amount equal to three times the executive's salary and targeted bonus and the continuation of certain employee benefits for up to three years, all as more fully described in the form of Agreement.

         The Company has entered into Change in Control Severance Agreements in the form of Agreement filed herewith as Exhibit 10.3 with certain other executives, but which are immaterial to the registrant. The agreements are designed to provide the executive with certain severance benefits following a termination, including, without limitation, payment of an amount equal to two times the executive's salary and targeted bonus and the continuation of certain employee benefits for up to two years, all as more fully described in the form of Agreement.

         (b) Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RAYTHEON COMPANY (Registrant)


                      By:/s/ Peter R. D'Angelo
                             Peter R. D'Angelo
                             Executive Vice President and
                             Chief Financial Officer

August 13, 1996