Form 10-Q
period 1996-09-29
RAYTHEON CO
filed 1996-11-13
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 29, 1996

/ / Transition report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securitie Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


 NUMBER OF COMMON SHARES OUTSTANDING AT SEPTEMBER 29, 1996: 236,035,695

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                            BALANCE SHEETS (Unaudited)

                                             Sept. 29, 1996   Dec. 31, 1995
                                                     (In thousands)
                                                        ASSETS

Cash and marketable securities                $   161,437    $  210,284
Accounts receivable                               977,501       926,800
Federal and foreign income taxes,
  including deferred                              298,909       196,711
Contracts in process, less progress payments    2,850,909     2,212,689
Inventories                                     1,765,654     1,502,983
Prepaid expenses                                  223,925       225,751
                                              -----------    ----------
   Total current assets                         6,278,335     5,275,218

Property, plant and equipment, net              1,753,691     1,584,035
Intangible assets                               3,138,693     2,572,347
Other assets, net                                 615,029       409,344
                                              -----------    ----------
                                              $11,785,748    $9,840,944
                                              ===========    ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion
   of long-term debt                          $2,941,403     $1,216,039
Accounts payable                               1,077,400      1,041,848
Advance payments, less contracts in process      348,224        343,470
Accrued expenses                               1,127,374      1,089,066
                                              ----------     ----------
         Total current liabilities             5,494,401      3,690,423

Accrued retiree benefits                         253,769        270,025
Federal and foreign income taxes,
   including deferred                             96,006        100,797
Long-term debt                                 1,493,205      1,487,735
Stockholders' equity                           4,448,367      4,291,964
                                             -----------     ----------
                                             $11,785,748     $9,840,944
                                             ===========     ==========

    The accompanying notes are an integral part of the financial statements.

                                       3

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                        STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                            Sept. 29, 1996    Oct. 1, 1995      Sept. 29, 1996   Oct. 1, 1995
                                                              (In thousands except per share data)
Net Sales                                   $3,012,574        $3,152,718        $8,893,891       $8,355,906
                                            ----------        ----------        ----------       ----------
Cost of sales                                2,407,328         2,424,712         6,946,440        6,366,554
Administrative and selling expenses            254,358           294,057           781,655          808,475
Research and development expenses               76,862            79,619           254,326          244,496
Special charge                                  34,000                 -            34,000                -
                                            ----------        ----------        ----------       ----------
Total operating expenses                     2,772,548         2,798,388         8,016,421        7,419,525
                                            ----------        ----------        ----------       ----------
Operating income                               240,026           354,330           877,470          936,381
                                            ----------        ----------        ----------       ----------
Interest expense                                70,827            67,353           185,684          140,364
Interest and dividend income                   (62,322)          (12,063)         (101,220)         (29,023)
Other expense/(income), net                      5,604            (6,471)          (28,836)         (43,594)
                                            ----------        ----------        ----------       ----------
Non-operating expense, net                      14,109            48,819            55,628           67,747
                                            ----------        ----------        ----------       ----------
Income before taxes                            225,917           305,511           821,842          868,634
Federal and foreign income taxes                38,027           104,780           238,069          298,473
                                            ----------        ----------        ----------       ----------
Net income                                  $  187,890        $  200,731        $  583,773       $  570,161
                                            ==========        ==========        ==========       ==========

Earnings per common share                        $0.80             $0.82             $2.45            $2.33
Average number of common shares
     outstanding during period                 235,932           243,174           237,833          244,796
Dividends declared per common share              $0.20           $0.1875             $0.60          $0.5625


    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended
                                                 Sept 29, 1996    Oct 1, 1995
                                                         (In thousands)
Cash flows from operating activities:
     Net income                                   $   583,773     $   570,161
     Adjustments to reconcile net income to
     net cash provided by operating activities
         Depreciation and amortization                301,594         293,884
         Special charge                                34,000               -
         Sale of long-term receivables                461,200         422,800
         Other adjustments, net                    (1,901,714)       (809,532)
                                                   ----------     -----------
Net cash (used) provided by operating activities     (521,147)        477,313
                                                   ----------     -----------

Cash flows from investing activities:
     Additions to property, plant and equipment      (287,597)       (225,988)
     Payment for purchase of acquired companies,
         net of cash received                        (584,390)     (2,341,522)
     Proceeds from sale of operating subsidiary, net   66,551               0
     Additions to intangible assets                   (36,207)        (38,779)
     All other, net                                    (5,481)         11,222
                                                   ----------     -----------
Net cash used in investing activities                (847,124)     (2,595,067)
                                                   ----------     -----------

Cash flows from financing activities:
     Change in short-term debt                      1,721,396         987,118
     Change in long-term debt                          (3,122)      1,455,857
     Dividends                                       (142,317)       (137,363)
     Purchase of treasury shares                     (305,842)       (223,520)
     Proceeds under common stock plans                 45,047          43,959
     All other, net                                    4,992          (4,101)
                                                   ----------     ----------
Net cash provided by financing activities           1,320,154      2,121,950
                                                   ----------     ----------
Effect of foreign exchange rates on cash                 (663)           652
                                                   ----------     ----------
Net increase in cash and cash equivalents             (48,780)         4,848
Cash and cash equivalents at beginning of year        208,614        200,938
                                                   ----------      ---------
Cash and cash equivalents at end of third quarter  $  159,834      $ 205,786
                                                   ==========      =========

    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

(1)  Details of certain balance sheet accounts are as follows:

                                             Sept 29, 1996       Dec. 31,1995
                                                      (In thousands)

Cash and marketable securities
  Cash and cash equivalents                  $  159,834          $  208,614
  Marketable securities                           1,603               1,670
                                             ----------          ----------
    Total cash and marketable securities     $  161,437          $  210,284
                                             ==========          ==========

Inventories
  Finished goods                             $  586,931          $  596,080
  Work in process                               848,704             628,786
  Material and purchased parts                  509,494             454,719
  Excess of current cost over LIFO values      (179,475)           (176,602)
                                             ----------          ----------
    Total Inventories                        $1,765,654          $1,502,983
                                             ==========          ==========

Property, plant and equipment
  At cost                                    $4,446,091          $4,115,748
  Accumulated depreciation and amortization  (2,692,400)         (2,531,713)
                                             ----------          ----------
    Net property, plant and equipment        $1,753,691          $1,584,035
                                             ==========          ==========

Stockholders' equity
  Preferred stock, no outstanding shares     $        -          $        -
  Common stock, outstanding shares              236,036             240,690
  Additional paid-in capital                    295,364             258,708
  Equity adjustments                            (19,187)              5,071
  Retained earnings                           3,936,154           3,787,495
                                             ----------          ----------
    Total stockholders' equity               $4,448,367          $4,291,964
                                             ==========          ==========

(2) The company announced in the third quarter that it will exit the manual-clean range market and dispose of the assets, including the facility, of the Delaware, Ohio operation. The company recorded a $34.0 million pre-tax charge for this closing in the third quarter.

(3) The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to the company's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through Sept. 29, 1996, $248.1 million of restructuring costs have been incurred, of which $103.2 million was employee related costs and $144.9 million was related principally to asset disposals and idle facilities.

(4) Common shares outstanding and all per share data have been restated for the two-for-one stock split on October 23, 1995.

(5) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 1996 versus 1995

Raytheon Company reported third quarter earnings of $210.0 million, or $.89 per share, on sales of $3.013 billion, before a previously announced special charge of $22.1 Million after tax or $.09 Per share to exit the manual-clean range market and close its Delaware, Ohio plant. For the same period last year, earnings were $200.7 million, or $.82 per share, on sales of $3.153 billion. Earnings for 1996, including the special charge, were $187.9 million or $.80 per share.

Operating income, before the special charge, was down 15.0 percent from last year's level after adjusting for the 1995 sale of D. C. Heath and the effects of strike-related losses resulting from the now-settled eight-week strike at
Cedarapids, the manufacturing arm of Raytheon Engineers & Constructors.   The
lower than anticipated operating income is primarily attributable to delays in contract awards at Raytheon Engineers & Constructors and lower revenue and increased sales promotion costs in the company's appliance segment.

The shortfall in operating income was offset by $75.0 million in research and development tax credits and associated interest income.

The Engineering and Construction segment had slightly higher sales in the third quarter due to increased engineering and construction effort. Earnings were down due to lower margins resulting from delays in receipt of foreign turnkey projects and strike-related costs at Cedarapids.

The Aircraft segment reported higher revenues due to increased aircraft services. Earnings were down due to a change in the sales mix.

The Major Appliance segment had lower sales and earnings due principally to competitive pressures in the retail market for home appliance products and increased sales promotion costs.

In the Electronics segment, E-Systems, based in Dallas, Texas, which is engaged in defense electronics activity that is less sensitive to the decline in defense weapons procurement, had increased sales for the quarter, and there was a sales increase in commercial electronics from continuing operations, which excludes D.C. Heath, and commercial electronics profits were up substantially for the quarter. Raytheon Electronics Systems sales and earnings were lower than 1995, principally at its Massachusetts-based defense operations, but the division met its income objectives for the quarter. The Electronics segment had lower sales in the quarter and earnings were down, principally due to the lower sales volume.

Sales to the U. S. government were $1.276 billion and 42.3 percent of total sales in the third quarter of 1996 versus $1.272 billion and 40.3 percent of total sales in the comparable quarter of 1995.

Administration and selling expenses decreased to $254.4 million and 8.4 percent of sales in 1996 from $294.1 million and 9.3 percent of sales in 1995 due principally to the sale of D. C. Heath.

Research and development expenses were $76.9 million and 2.6 percent of sales in 1996 versus $79.6 million and 2.5 percent of sales in 1995.

Operating income, excluding the effect of the special charge of $34.0 million pre-tax, was $274.0 million and 9.1 percent of sales in 1996 versus $354.3 million and 11.2 percent of sales in 1995. Operating income, including the special charge, was $240.0 million versus $354.3 million in 1995. As noted previously, the shortfall in operating income was offset by $75.0 million in research and development tax credits and associated interest income.

Interest expense was $70.8 million in 1996 versus $67.4 million in 1995. The increase was due principally to the higher debt level.

Interest and dividend income for 1996 increased to $62.3 million from $12.1 million in 1995 due to accrued interest before tax on a federal income tax refund claim.

Other (income) expense, net for 1996 was a $5.6 million expense in 1996 versus $6.5 million income in 1995 due to increased goodwill amortization in 1996 and 1995 included a one time gain on the sale of an investment.

The 1996 effective tax rate of 16.8 percent reflects the statutory rate of 35 percent reduced principally by incremental research and development tax credits applicable to certain government contracts and Foreign Sales Corporation tax credits, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income for 1996, excluding the $22.1 million after tax special charge, increased to $210.0 million from $200.7 million in 1995. Net income for 1996 including the special charge was $187.9 million.

Earnings per share, excluding the $22.1 million after tax or $.09 per share special charge, were $.89 versus $.82 in 1995. Earnings per share for 1996 including the special charge were $.80.

The average number of shares outstanding during the third quarter of 1996 were
235.9 million versus 243.2 million in 1995. During the quarter, outstanding shares were increased by 581,000 due to the exercise of employee stock options. This was offset by the repurchase of 581,000 shares in the open market at a cost of $29.2 million. The company also repurchased an additional 325,000 shares at a cost of $16.3 million.

Nine Months 1996 Versus 1995

Consolidated net sales during the first nine months of 1996 increased by 6.4 percent to $8.894 billion. Sales increased in all four business segments.

Sales to the U.S. government were $3.708 billion in the first nine months of 1996 versus $3.314 billion in the first nine months of 1995 and were 41.7 percent of consolidated net sales in 1996 versus 39.7 percent in 1995.

Operating income, excluding the special charge of $34.0 million pre tax, was $911.5 million or 10.2 percent of sales in 1996 versus $936.4 million or 11.2 percent of sales in 1995. Operating income for 1996 including the special charge was $877.5 million.

Non-operating expense was $55.6 million in 1996 versus $67.7 million in 1995. Interest expense increased to $185.7 million in 1996 from $140.4 million in 1995 due principally to the acquisition of E-Systems. Interest and dividend income was $101.2 million in 1996 versus $29.0 million in 1995 due principally to accrued interest before tax on a federal income tax refund claim. Other income decreased to $28.8 million in 1996 versus $43.6 million in 1995 due principally to increased goodwill amortization from the acquisition of E-Systems.

The effective tax rate of 29.0 percent in 1996 reflects the statutory rate of 35 percent reduced principally by incremental research and development tax credits applicable to certain government contracts and Foreign Sales Corporation tax credits, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income for 1996, excluding the special charge of $22.1 million after tax, was $605.9 million versus $570.2 million in 1995. Net income for 1996 including the special charge was $583.8 million.

Earnings per share, excluding the special charge of $22.1 million after tax, increased 9.4 percent to $2.55 in 1996 versus $2.33 in 1995. Earnings per share including the special charge were $2.45 in 1996. The average number of common shares outstanding was 237.8 million for the first nine months of 1996 versus
244.8 million for the comparable 1995 period. During the first nine months of 1996, outstanding shares were increased by 1.450 million due to the exercise of employee stock options. This was offset by the repurchase of 1.450 million shares on the open market at a cost of $72.6 million. The company also repurchased an additional 4.654 million shares at a cost of $233.2 million.

On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 9.7 million shares purchased under this authorization.

The book value of common shares outstanding at the end of the period was $18.85 as compared with $17.83 at December 31, 1995 and $17.29 at October 1, 1995.

All share and per share data have been restated for the two-for-one stock split on October 23, 1995.

Backlog consisted of the following at:

                              September 29,  December 31,   October 1,
                                 1996           1995           1995
                                            (In Millions)

Electronics                    $ 6,824        $ 7,411        $ 7,189
Engineering & Construction       3,101          2,240          1,907
Aircraft                         1,284            836          1,070
Major Appliances                    45             64             64
                               -------        -------        -------
                               $11,254        $10,551        $10,230
U.S. Government Backlog
         included above         $4,918         $5,142         $5,069

The Electronics backlog at September 29, 1996, includes $1.1 billion related to the SIVAM contract awarded by the government of Brazil to monitor and protect the Amazon River rain forest. The Brazilian Senate has approved the President's request to modify the Senate financing resolutions that were approved in December 1994 and final costs and terms and conditions of the contract are currently being negotiated.

For the first nine months of 1996 there was a negative cash flow from operations of $521.1 million. Net income plus depreciation and amortization provided a positive cash flow of $885.4 million but this was more than offset by increases in contracts in process and inventories and a lower level of current liabilities. During the period funds were used for additions to property, plant and equipment of $287.6 million, dividends of $142.3 million and for treasury share purchases of $305.8 million. Additionally, during 1996 $584.4 million was expended for acquired companies. As a result of the above, short term debt increased by $1.7 billion. The company expects that the cash flow from operations and available debt financing will be sufficient to meet its funding requirements in 1996.

Debt, net of cash and marketable securities, was $4.273 billion at September 29, 1996, as compared with $2.494 billion at December 31, 1995, and $3.337 billion at October 1, 1995. Net debt as a percentage of total capitalization was 49.0 percent at September 29, 1996, as compared with 36.7 percent at December 31, 1995 and 44.3 percent at October 1, 1995.

Contracts in process increased to $2.851 billion at September 29, 1996, from $2.213 billion at December 31, 1995, due principally to increased sales volume and longer collection cycles at the Engineering and Construction segment.

Inventories increased to $1.766 billion at September 29, 1996 from $1.503 billion at December 31, 1995, due principally to increased commercial inventories.

Intangible assets increased to $3.139 billion at September 29, 1996, from $2.572 billion at December 31, 1995, due principally to the goodwill arising from the acquisitions during the period.

Capital expenditures were $287.6 million during the first nine months of 1996 versus $226.0 million in 1995. This increase was due principally to increased 1996 expenditures at the Aircraft segment.

Dividends declared to stockholders during the first nine months of 1996 were $142.3 million versus $137.4 million in 1995. The dividend rate was $.20 per quarter for the first three quarters of 1996 versus $.1875 per quarter for the first three quarters of 1995.

Total employment was 76,400 at September 29, 1996, versus 73,200 at December 31, 1995, and 74,600 at October 1, 1995. The increase from December 31, 1995, is due principally to the acquisitions made during the quarter.

The company acquired during the second quarter of 1996, the engineering and construction assets of Rust International, the aircraft modification and defense electronics business of Chrysler Technologies and the marine communication assets of Standard Radio AB of Sweden. The financial results of these companies are included in the consolidated earnings of the company from the respective dates of acquisition.

The company recorded in the first quarter of 1994 a restructuring provision of $249.8 million before tax. The restructuring was driven by the significant reductions in the defense budget and increasing commercial competition. Approximately 65 percent of the restructuring costs are attributable to the company's defense business and the remainder to its commercial business. The company completed personnel reductions of 4,400 people under this restructuring provision, including both salaried and bargaining unit employees located in Massachusetts and other states and in foreign locations. Through September 29, 1996, $248.1 million of restructuring costs have been incurred, of which $103.2 million was employee related costs and $144.9 million was related principally to asset disposals and idle facilities.

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

Forward Looking Statement
-------------------------

Statements which are not historical facts made in this report are forward-looking statements that involve risks and uncertainties including the effect of worldwide political and economic conditions, the results of financing efforts, and the timing of awards and contracts.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              Exhibit 27: Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

     (b)      Reports on Form 8-K:  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RAYTHEON COMPANY (Registrant)

By: /s/Peter R. D'Angelo
       Peter R. D'Angelo
       Executive Vice President and
       Chief Financial Officer

November 13, 1996