Form 10-K
period 1996-12-31
RAYTHEON CO
filed 1997-03-28
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

/ /   Transition  report  pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from......  to   ..............

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 23, 1997, was approximately $11,070,735,098. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of February 23, 1997:236,293,354

       Documents incorporated by reference and made a part of this Form 10-K:

 Portions of Raytheon's Annual Report to Stockholders Part I, Part II, Part IV for the fiscal year ended December 31, 1996

                                     PART I

Item 1.  Business

                                     GENERAL

         Raytheon Company ("Raytheon" or the "Company") is an international, high technology company which operates in four businesses: commercial and defense electronics, engineering and construction, aircraft and major appliances. Historically the Company's principal business has been the design, manufacture and servicing of advanced electronic devices, equipment and systems for government and commercial use, and Raytheon remains a top tier defense contractor in the United States. Through a diversification program begun in 1964, Raytheon has become a major competitor in engineering and construction services, aircraft products and major appliances. In recent years, the Company has strengthened its businesses through consolidation, operational improvement and acquisitions and has diversified core defense technologies into commercial markets while remaining a strong defense company.

         Sales to the United States Government (the "Government"), principally to the Department of Defense ("DOD"), were $5.140 billion in 1996 and $4.677 billion in 1995 representing 41.7% of total sales in 1996 and 39.6% in 1995. Of these sales, $502 million in 1996 and $597 million in 1995 represented purchases made by the Government on behalf of foreign governments.

                               RECENT DEVELOPMENTS

         On January 4, 1997, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Texas Instruments Incorporated ("Texas Instruments") pursuant to which the Company agreed to purchase substantially all of the assets of, and to assume substantially all of the liabilities related to, the Defense Systems and Electronics business (the "Defense Business") of Texas Instruments. The consideration to be paid by the Company in connection with the purchase of the Defense Business is $2.875 billion in cash, subject to adjustment for certain changes in the net assets of the Defense Business between September 30, 1996 and the closing date of the purchase (and not including an additional payment of $75 million in respect of a related assignment and license of certain related intellectual property).

         On January 16, 1997, Raytheon entered into an Agreement and Plan of Merger (the "Merger Agreement") with HE Holdings, Inc. ("Hughes"), a Delaware corporation and an indirect, wholly owned subsidiary of General Motors Corporation, a Delaware corporation ("GM"), pursuant to which Raytheon agreed to merge with and into Hughes (the "Merger").

         Immediately prior to the consummation of the Merger, Hughes will be spun off to the holders of GM's $1-2/3 and Class H common stocks in a transaction intended to be tax-free to Hughes, GM and such holders. Immediately prior to the spin-off, GM will consummate a series of transactions such that, at the time of the spin-off Hughes will consist primarily of the defense business of Hughes Electronics Corporation, the parent corporation of Hughes. In connection with the spin-off and subsequent merger, two classes of common stock will be created: Class A common stock, which will be held by GM $1-2/3 and Class H stockholders after the spin-off; and Class B common stock.

         Immediately following the spin-off of Hughes, Raytheon and Hughes will consummate the Merger. In the Merger, Raytheon stockholders will receive all of the Class B common stock of the combined company. The Class B common stock will represent approximately 70 percent of the equity of the combined company, and the Class A Common stock will represent the remaining equity, approximately 30 percent.

         The Merger Agreement provides that Hughes' total debt as of the time of the Merger will be adjusted to reflect variations in the market price of Raytheon stock, subject to specified limits. Prior to the Merger, Raytheon has agreed that Hughes may borrow, and become liable to repay, approximately $4.4 billion, which amount will be contributed by Hughes to GM or another affiliate of GM that is not a subsidiary of Hughes and the proceeds of which will therefore not be assets of Hughes as of the time of the Merger. The actual amount will be determined by subtracting from $9.5 billion any other outstanding debt of Hughes as of the effective time of the Merger and the product of (x) the number of shares of Class A common stock to be issued to GM stockholders (102,630,503 shares) and (y) the average closing market price of the Company's Common Stock during the 30-day period ending on the fifth day prior to consummation of the Merger; provided that in the event such average price is less than $44.42, it will be deemed to be $44.42, and in the event such price is more than $54.29, it shall be deemed to be $54.29. Based on the midpoint of this range, approximately $5.1 billion in common stock would be issued to the Class A stockholders. The balance of the $9.5 billion transaction value would then be made up of approximately $4.4 billion in Hughes debt. Such debt would become a liability of the combined company.

         The transaction is subject, among other things, to approval of the Company's stockholders, certain regulatory approvals (including Hart-Scott-Rodino antitrust review), approval by the holders of GM $1-2/3 and Class H common stocks and receipt by GM of rulings from the Internal Revenue Service relating to certain federal tax consequences of the transaction.

         On February 23, 1997, the Company announced its intention to explore strategic alternatives for the Appliance Group, including its possible sale. Proceeds from such a sale would be used to reduce the debt to be incurred in connection with the acquisition of the defense business of Texas Instruments and the merger with Hughes. The Company believes that the sale of the Appliance Group would allow the Company to focus on its core businesses, defense electronics, engineering and construction, and aircraft, while also helping to reduce its debt level.

                      ENGINEERING AND CONSTRUCTION SEGMENT

         The Engineering and Construction segment is one of the largest engineering, construction and operations and maintenance organizations in the world with approximately 16,800 employees. It offers a full range of program management capabilities including project planning, financing, process development, engineering, design, construction, start-up, operations and maintenance services. Its markets include: fossil and nuclear power; petroleum and gas; polymers and chemicals; pharmaceuticals and biotechnology; metals, mining, and light industry; pulp and paper; food and consumer products; environmental services, including chemical munitions destruction; infrastructure and transportation; test range, base and facilities management and maintenance; and air traffic control support services.

         Raytheon Engineers & Constructors was formed in 1993 through the consolidation of United Engineers & Constructors, Badger, Raytheon Service Company and Cedarapids. During 1993 Raytheon Engineers & Constructors acquired the infrastructure, power and construction operations of Ebasco Services Incorporated. In July 1995 Raytheon Engineers & Constructors purchased assets of Houston-based Litwin Engineers & Constructors, adding to the Company's refining and petrochemical capabilities. During 1996, Raytheon Engineers & Constructors acquired the pulp and paper, industrial process engineering and construction assets of Rust International Inc.

         Raytheon Engineers & Constructors undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey") and as a result benefits from cost savings and carries the burden of cost overruns.

         Raytheon Service Company is one of the nation's leading government technical support contractors. It provides operations, maintenance and support services for many U.S. defense systems, including SSPARS and BMEWS early warning radars; the U.S. Air Force's Eastern Range; the Army's Kwajalein Missile Range in the Pacific, and the Navy's Atlantic Undersea test and evaluation centers in the Atlantic. Raytheon also provides technical support services to the Federal Aviation Administration.

         The segment offers rock-crushing, asphalt-mixing and asphalt-paving equipment under the Cedarapids name to customers in the U.S. and internationally. It also performs steel and vessel fabrication and markets on-site soil remediation systems that remove gasoline and diesel fuel contaminants.

                                AIRCRAFT SEGMENT

         In 1994 Raytheon combined Beech Aircraft and Raytheon Corporate Jets to form Raytheon Aircraft. The segment offers the broadest product line in general and business aviation manufacturing, marketing and supporting piston-powered aircraft, turboprops and midsize and light jets for the world's commercial, regional airline and military markets. Raytheon Aircraft remained the premier general aviation manufacturer in 1996, leading the industry in total fixed wing aircraft shipments for business and government customers.

         Raytheon Aircraft's piston-powered aircraft line includes the famous single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air jetprop series -- introduced in 1964 -- includes the Beech King Air's C90, B200 and 350, which have outsold every line of business jet and turboprop since entering the market. The jet line includes the Beechjet 400A and the Hawker midsize business jet line consisting of the Hawker 1000 and the Hawker 800XP (Extended Performance). Raytheon Aircraft is the leading producer of 19-passenger regional airliners, selling the Beech 1900D stand-up cabin aircraft to commuter airlines and corporate customers. In September 1995, Raytheon Aircraft introduced a new light business jet, the Raytheon Premier I. In November 1996, Raytheon Aircraft introduced a new super midsize business jet, the Hawker Horizon.

         The segment supplies aircraft training systems for the military, including the Beech Pilatus PC-9MkII trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training (JPATS) contract. Deliveries are scheduled to begin in 1998. Raytheon Aircraft also produces the U.S. Air Force's T-1A trainer, the military counterpart of the Beechjet 400A light jet, a C-12 militarized version of the King Air B200 and the U-125 search-and-rescue variant of the Hawker 800. The T-1A Jayhawk contract will be completed in 1997. It also produces two missile target drones for U.S. and allied forces.

         Raytheon Aerospace manages more than 1,700 aircraft at over 160 sites around the world and provides total contractor logistics and training support for military and other government aircraft and missile target systems. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S.

                            MAJOR APPLIANCES SEGMENT

         The Major Appliances segment, which merged its Amana Refrigeration, Inc. and Speed Queen Company subsidiaries in 1996 to form Raytheon Appliances, manufactures and sells household and commercial appliances under the Amana, Speed Queen, UniMac, Huebsch and Menumaster brand names. Products include refrigerators, gas and electric ranges, cooktops, wall ovens and microwave ovens, home washers and dryers and commercial laundry equipment for use in coin laundries and institutional settings, freezers, dishwashers, room air conditioners, furnaces, package terminal air conditioners, central air conditioning systems, heat pumps and commercial microwave ovens. Home appliance products are sold to dealers for resale to the customer and to home builders for incorporation into new homes and apartments. Commercial appliances are sold to distributors for resale to installing dealers or contractors.

         Raytheon Appliances offers several industry-exclusive features including refrigerators with beverage chillers, Tempasure system, adaptive defrost control and the industry's only U.S. produced bottom mount freezer configuration; top load laundry equipment with stainless steel wash baskets and dryer drums; Quartz halogen cooktops with ten-position, variable intensity control systems for more even heating and the first compact commercial convection microwave oven in North America.

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

         Raytheon Electronic Systems (RES). RES produces the Patriot ground-based air defense missile system, which is capable of simultaneously tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., seven foreign nations have selected Patriot as an integral part of their air defense systems, including Germany, The Netherlands, Israel, Japan, Saudi Arabia, Kuwait, and the Republic of China (Taiwan). Since the end of the Gulf War in 1991, Raytheon has received approximately $3 billion in foreign orders for Patriot equipment and services.

         RES is the prime contractor for the Hawk ground-launched missile, which is owned by 18 Allied nations in addition to the U.S. Recent major Hawk upgrade contracts have been received from Spain, Saudi Arabia and Egypt.

         A joint venture of RES and Hughes Aircraft Company is one of two contractors currently working on the program definition/validation phase of the Medium Extended Air Defense System (MEADS)--a U.S./European program with potential value in the billions of dollars. MEADS will provide U.S. and Allied Forces with missile batteries, sensors, and command and control systems that will move with and protect maneuver forces from observation and attack by enemy air forces and tactical missiles. One contractor team will be selected in 1999 to continue the program.

         RES is a major developer of ground-based phased-array radars, including the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, the U.S. Army's newest Theater Missile Defense Program.

         In 1995 Raytheon and Hughes Aircraft Company formed a joint venture (Standard Missile Company) which is owned 50% by each partner. All orders for Standard Missile are contracted with Standard Missile Company by the Navy and subcontracted to Raytheon and Hughes. RES manufactures the U.S. Navy's Standard Missile at its Bristol, Tennessee factory and was the design agent for the next-generation Standard Missile-2 Block IV (Aegis-ER) which is now in low rate production.

         RES is the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS) and produces the air and surface launched versions of the Sparrow missile, the MK-48 Vertical Launch System and the MK-73/93 CWI transmitters for both the U.S. and foreign Navies.

         RES manufactures the primary air-to-air missile for U.S. Air Force and Navy fighter aircraft--the Advanced Medium Range Air-to-Air Missile (AMRAAM).

         RES is the prime contractor for the U.S. Army's Enhanced Fiber Optic Guided Missile (EFOGM) demonstration program--a key part of the U.S. Army Rapid Force Projection Initiative, which will provide rapidly deployable, lethal and highly survivable technologies to the U.S. early entry forces.

         RES produces a variety of shipboard radar systems for the Arleigh Burke-class destroyers, such as the Aegis AN/SPY-1D transmitters and Mk 99 fire control units. Nearly every U.S. Navy ship carries at least one Raytheon radar/fire control system, which includes the Tartar, SPS-49, and Seasparrow systems.

         RES is working on the engineering and manufacturing development of the Joint Tactical Combat Training System (JTCTS), a joint U.S. Navy and Air Force effort to develop and procure tactical training range systems configured for mobile, fixed, and transportable applications for both shore-based and forward deployed tactical training.

         RES builds military communications systems, including the Air Forces's Milstar satellite communications terminals and the Navy's Extremely High Frequency Satellite Communications Program (NESP) terminals. In 1996, RES was selected to develop and produce the U.S. Army's Secure Mobile Antijam Reliable Tactical Terminal (SMART-T) system, the Tri-Band Super High Frequency Tactical Terminals for HMMWV variant (T3[H]), and the high data rate submarine terminal
(HDR) for the U.S. Navy.

         RES also builds a family of extended environment (E2) COTS computers and workstations and in 1995 won a contract to replace the mission computer on the Navy's E-2C surveillance aircraft using a Raytheon-developed Model 940 computer based on Digital Equipment Corporation's 64-bit Alpha chip technology. The French AWACS will also utilize E2 COTS computers.

         In Command, Communications, Control, Computer and Intelligence (C4I), RES is working on an Army contract to develop a high-speed intelligence correlation system called MICOR and a program to monitor weapon effectiveness known as the Joint Precision Strike Demonstration (JPSD).

         RES, through its UK subsidiary, Raytheon Cossor produces a full line of IFF interrogators and transponders as well as military global positioning system
(GPS) receivers and nulling adaptive antennas. Raytheon Cossor is also a world leader in manufacturing airport secondary surveillance radars.

         RES develops sonars, combat control systems and minehunting equipment for submarines and ships in U.S. and allied fleets in addition to designing unmanned underwater vehicles and laser sensors. Examples include the CCS Mk 2 submarine combat control system upgrade, the AN/SQQ-32 minehunting sonar system and the Mk 30 Mod 2 training target system for antisubmarine warfare training.

         RES is part of a team that recently won a contract to design, develop, integrate, and test the command, control, communications and intelligence (C3I) sonar, combat control, and architecture subsystems for the U.S. Navy's next-generation attack submarine--the New Attack Submarine or NSSN. In addition, the GD Marine Bath Iron Works Raytheon SAIC team was one of three contractors down-selected for the Phase II functional design effort for the Navy's Arsenal Ship program.

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

         Raytheon E-Systems, Inc. Acquired in May 1995, Raytheon E-Systems specializes in intelligence, reconnaissance and surveillance systems; command and control; specialized aircraft maintenance and modification; guidance, navigation and control, communications and data systems.

         Raytheon E-Systems' core business is focused on intelligence, reconnaissance and surveillance. Many of these programs are classified, involving the development or upgrading of sensors, platforms, ground processing for and integration of complex systems. Raytheon E-Systems is an industry leader in software development for highly complex information systems having developed millions of lines of code that is currently operational. Raytheon E-Systems is also a pioneer in the application of advanced high performance supercomputer systems. In 1996 this unit was awarded a contract valued at approximately $170 million to develop and maintain a major shared resource center at the U.S. Army Research Laboratory at Aberdeen Proving Ground in Maryland. The total contract encompasses a suite of computers, software, development tools, training, and user support. When completed, the Army Research Laboratory system will be one of the single largest computing engines in the world. In 1994, E-Systems won major P3-C airframe refurbishment contracts from the U.S. Navy and the Royal Australian Air Force. The Australian contract covers upgrades to all mission equipment and cockpit displays, communications and navigation systems and the integration of new equipment. The U.S. Navy project is designed to extend the operational life of its P-3C maritime aircraft fleet.

         During 1996, Raytheon acquired the aircraft modification and defense electronics businesses of Chrysler Technologies. These operations are now part of Raytheon E-Systems. The two Chrysler Technologies operations complement Raytheon E-Systems existing programs, technologies, and customers. They will supplement Raytheon E-Systems' expertise in engineering design and systems integration, aircraft modification and flight testing, corrosion control on large wide-body aircraft, and development and production of satellite communications, secure communications and electronic warfare systems.

         In the area of Command, Communications, Control, Computer and Intelligence (C4I) systems, Raytheon E-Systems was awarded a U.S. Navy contract in 1994 for the Cooperative Engagement Capability program. This system will network information from every ship in a battle group to extend perimeter defenses and vastly improve reaction time. Raytheon E-Systems has a number of other products in the C4I area including the Global Command and Control System maintenance and technical support contract award in 1996 to Raytheon E-Systems by Defense Information Systems Agency and a U.S. Navy contract for the E-6B command post modification.

         Raytheon E-Systems designs and builds advanced electronic countermeasures systems to protect U.S. and allied ships and planes against enemy strikes. These systems include the AN/ALQ-184 airborne countermeasures pod for the Air Force and AN/SLQ-32 shipboard jamming system for the Navy. Raytheon E-Systems also has considerable capabilities in large scale image processing and advanced signal processing.

         Commercial Initiatives. Raytheon has successfully expanded its defense capabilities into commercial markets such as environmental monitoring, air traffic control, transportation and data management.

         A leader in the field of wide-area environmental surveillance, RES won an international competition to develop and produce the System for the Surveillance of the Amazon (SIVAM)--an environmental monitoring system that will help Brazil protect natural resources, sustain economic growth and support proper land use, conservation and development in the Amazon region. On March 14, 1997, Raytheon announced that the SIVAM contract had been signed by the government of Brazil and that all financing agreements for the program had been finalized. The system is based on an integrated network of telecommunications, remote satellite sensing and imagery and ground-based and airborne sensors controlled by regional and national coordination centers. Combining its pioneering electronics technology and aviation expertise, Raytheon has developed the Guardian airborne surveillance system. Using highly interactive surveillance capabilities, the flight-proven Guardian performs extensive data gathering activities for missions ranging from environmental control to drug interdiction. Raytheon E-Systems' capabilities in environmental monitoring include expertise ground-based image processing.

         Raytheon E-Systems has entered the commercial marketplace with satellite imagery applications based on precision technologies previously developed for military use. A strategic initiative in this area is Space Imaging, Inc., a partnership among Raytheon E-Systems, Lockheed Martin Corporation, Mitsubishi Corporation, and other investors. During 1996, Space Imaging merged with EOSAT Company, which gives it the capability to sell five-meter imagery Earth information from a constellation of satellites including the Indian Remote Sensing Satellite. In December 1997, Space Imaging plans to launch a satellite which will yield images with a resolution of one meter.

         RES designs and installs air traffic control (ATC) and weather systems at airports worldwide. Raytheon is the world's leading manufacturer and supplier of air traffic control systems and radars. Some of the countries Raytheon is providing ATC systems and radars for include The Netherlands, India, Norway, Switzerland, Australia, Germany, Oman, Hong Kong, Jamaica, Cyprus, China, and Taiwan. Raytheon is supplying the Royal Australian Air Force with a new defense and air traffic system under a $124 million contract.

         RES recently won a contract valued at $619.9 million for the Digital Airport Surveillance Radar (DASR) program--a joint procurement by the DOD for the U.S. Air Force and Navy, and the Federal Aviation Administration. RES's Raytheon Canada subsidiary is providing the primary surveillance radars for the program.

         In September 1996, a team led by RES won the FAA/DOD Standard Terminal Automation Replacement System (STARS) program, which is potentially worth $1 billion and will modernize and upgrade approximately 370 air traffic control sites across the United States.

         Raytheon's Terminal Doppler Weather Radar (TDWR) system is being installed at 42 sites across the U.S. and Puerto Rico, and the company in 1994 won its first international TDWR contract for the Hong Kong airport. TDWR uses Doppler radar technology to warn air traffic controllers of sudden wind shifts, such as microbursts, which have been blamed for numerous aircraft accidents, particularly during takeoff or landing.

         In partnership with the Regional Transportation Authority of Northeastern Illinois, RES is developing a Personal Rapid Transit (PRT) system for Rosemont, Illinois that will enable people to travel to their destinations on demand and without intermediate stops. Raytheon has build a PRT test track at RES's Marlborough, Massachusetts facility, and operational testing is ongoing.

         Raytheon E-Systems has strong capabilities in communications and data management technologies, including data storage and retrieval systems; image management and communications networks for medical applications; and the development and maintenance of a nationwide computer network to catalog and track student loans for the U.S. Department of Education.

         Raytheon Electronics. Raytheon Electronics consists of Raytheon Marine Company, Raytheon Semiconductor, Seiscor Technologies, Inc., Raytheon Microelectronics and Switchcraft, Inc.

         Raytheon Marine supplies marine radars, depth sounders, radiotelephones, autopilots, fish finders, ECDIS and navigation aids, GPS and Loran receivers and other marine electronics under the Raytheon, Apelco and Autohelm labels in the U.S. and abroad. Acquired in 1995, Raytheon Anschtz GmbH, located in Kiel, Germany, is one of the world's leading manufacturers of gyro compasses, autopilots, steering control systems, and integrated bridge systems for the commercial and military marine market.

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

         Raytheon also produces a line of silicon semiconductor components -- specializing in multi-media and PC voltage regulators -- at its Semiconductor Division. Raytheon provides a wide range of electronic components under the Switchcraft label, including jacks and plugs, switches and connectors. Raytheon designs and manufactures telephone transmission equipment, including state-of-the-art digital loop-carrier equipment at its Seiscor Technologies subsidiary.

         During the fourth quarter of 1995, Raytheon sold its D.C. Heath and Company publishing division to Houghton Mifflin Company for $455 million.

         Financial information about Operations by Business Segments and Operations by Geographic Areas is contained on page 46 of Raytheon's 1996 Annual Report to Stockholders and is incorporated herein by reference.

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

         Generally, Government contracts are subject to oversight audits by Government representatives, to profit and cost controls and limitations, and to provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any significant effect upon Raytheon's business in light of its total Government business.

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

         The Company's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, the Company usually receives progress payments monthly from the Government generally in amounts equaling 80% of costs incurred under the contract. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

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

         Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

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

                                     BACKLOG

         The Company's backlog of orders at December 31, 1996 was $12.066 billion compared with $10.551 billion at the end of 1995. The 1996 amount includes funded backlog of $5.637 billion from the Government compared with $5.142 billion at the end of 1995. Normally, the Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, the Company's Government funded backlog represents only that amount which has been appropriated and against which the Company can be reimbursed for work performed.

        Approximately $2.231 billion of the overall backlog figure represents the unperformed portion of multi-year direct orders from foreign governments, of which $1.180 billion is for air defense systems or components thereof and related services and $1.051 billion is for the SIVAM environmental monitoring system. Approximately $2.073 billion of the overall backlog represents non-government foreign backlog.

         Backlog in the Engineering and Construction segment was $3.565 billion at the end of 1996 compared with $2.240 billion at the end of 1995. The increase was due primarily to an increase in international turnkey energy projects. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

         Aircraft segment backlog was $1.163 billion at the end of 1996 versus $836 million at the end of 1995. The increase was primarily due to the receipt of orders for Premier I.

         Approximately $5.129 billion of the $12.066 billion 1996 year-end backlog is not expected to be filled during the following twelve months.

                            RESEARCH AND DEVELOPMENT

         During 1996, Raytheon derived net sales of $1,496 million ($982 million in 1995 and $450 million in 1994) pursuant to Government contracts for research and development. In addition, during 1996 Raytheon expended $323.3 million on research and development efforts compared with $315.6 million in 1995 and $269.6 million in 1994. These expenditures principally have been for product development for the Government and for aircraft products.

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

                                   COMPETITION

         The military and commercial industries in which Raytheon operates are highly competitive. Raytheon's competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms.

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

         In the Major Appliances segment, quality, warranty, price, advertising and marketing are all competitive factors. Approximately 34 firms compete with Raytheon in the various major appliance segments. Of these, Raytheon considers four firms to be significant competitors in Home Appliances, six firms in Commercial Laundry, eight firms in Heating and Air Conditioning and two firms in Commercial Cooking.

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

         Raytheon's patent position and intellectual property portfolio is deemed adequate for the conduct of its businesses. It is Raytheon's policy to enforce its own intellectual property rights and to respect the rights of others. Incidental to the normal course of business, infringement claims may arise or may be threatened both by and against Raytheon. In the opinion of management, these claims will not have a material adverse affect on the Company's operations.

                                   EMPLOYMENT

         As of December 31, 1996, Raytheon had 75,300 employees compared with 73,200 employees at the end of 1995. The increase is primarily due to the acquisitions of Chrysler Technologies and Rust Engineering, partially offset by reductions in the defense electronics segment and the sale of Xyplex. Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

         Raytheon considers its employee relations to be satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages, with the exception of a nine week strike that occurred during the summer of 1996 at the Cedarapids, Inc. facility located in Cedar Rapids, Iowa. Negotiations with the primary union representing Raytheon Electronic Systems employees in Massachusetts occurred in the summer and fall of 1995. Due to the dramatic decline in defense procurement and the Company's need to achieve a competitive position in this increasingly cost sensitive market, the Company sought and received significant changes to the terms and conditions of the contract, including a three-year wage freeze, work rule changes and benefit changes. Negotiations for a five year agreement with the hourly employees represented by the International Association of Machinists (IAM) at Raytheon Aircraft in Wichita and Salina, Kansas were successfully completed in 1996.

                                  FOREIGN SALES

         Of total sales, Raytheon's sales to customers outside the United States were 28%, 28% and 26% in 1996, 1995 and 1994, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

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

     FACTORS THAT COULD AFFECT FUTURE RESULTS -- FORWARD LOOKING STATEMENTS

         Statements in this filing which are not historical facts are forward looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

         Important factors that could cause actual results to differ materially include but are not limited to (i) the effect of global economic conditions,
(ii) the success of and investment in new product development, (iii) product demand and market acceptance, (iv) the timing of new business awards, (v) the introduction of competing products or technologies by competitors, (vi) the successful conversion of defense products and technology to commercially viable products, (vii) the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (viii) obtaining and retaining skilled workers, (ix) the ability to obtain and maintain a strong supplier base and the capacity to meet product demand, (x) the trade policies of foreign governments and (xi) competitive pressures and other risks identified below by business segment.

         Electronics Segment. In the domestic defense electronics segment, important factors that could cause actual results to differ materially include, in addition to those factors described in the preceding paragraph, (i) the uncertainties surrounding Congressional appropriations and/or Department of Defense funding, (ii) contract provisions for price determination, profit and cost controls and limitations and audit, (iii) the ability of government customers to terminate existing contracts, wholly or partially, for their own convenience with a requirement to pay only for work performed or committed with a reasonable allowance for profit, (iv) advanced design problems and associated technological difficulties with the potential for cost overruns, (v) changes in procurement policies, (vi) the changing needs for and changes in the type of weapon systems to be procured, (vii) political developments domestically and internationally and (viii) changes in the competitive landscape due to the consolidation of the U.S. or global defense industry.

         With respect to the international defense electronics market, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) delays in placing orders, (ii) the ability of foreign customers to finance purchases, (iii) uncertainties and restrictions concerning the availability of funding credit or guarantees, (iv) changing military and political alliances, (v) U.S. or foreign export controls and trade restrictions, (vi) government policies with respect to restrictions on doing business with certain countries, (vii) governmental industrial cooperation requirements, (viii) foreign exchange risks, (ix) increased international competition, (x) the adequacy and availability of transportation, (xi) the complexity and necessity of using foreign representatives and consultants and
(xii) the uncertainty of complying with the laws of specific countries and of U.S. laws affecting the activities of U.S. companies abroad.

         In the commercial electronics segment, important factors that may cause actual results to differ materially include, in addition to those noted above,
(i) product demand, including continued expansion of the satellite telecommunications and telecommunications systems markets, (ii) consumer spending patterns affecting recreational boat sales and favorable economic conditions for commercial marine product sales, (iii) consumer demand for PC's and audio entertainment components and (iv) the successful introduction of new products, including the multiple Wireless LAN Systems.

         Engineering and Construction Segment. In the engineering and construction segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) the effects of global, regional and country specific economic conditions due to its increasing international backlog, (ii) performance risks for existing and future contracts,
(iii) conditions in the capital markets and the availability of project financing, (iv) international political conditions and (v) the timing of contract receipt and funding.

         Aircraft Segment. In the aircraft segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) market perceptions of and government regulations affecting regional aircraft, (ii) product availability for the Hawker 800XP as a result of the line transfer from the U.K. to the U.S., (iii) price pressures within the market,
(iv) the ability to meet scheduled timetables for the introduction of new products, (v) delays in U.S. Government export approvals and (vi) third party financing availability.

         Appliances Segment. In the appliance segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) modifications to actual purchases under agreement, (ii) weather conditions that may affect seasonal product demand, (iii) the effect of increasing U.S. Department of Energy regulations and of federal and state regulations regarding the protection of the environment, (iv) the effect of lower consumer demand fueled by higher interest rates and lower disposable income and (v) given the Company's announced intention to evaluate strategic alternatives regarding its appliance business, including possible divestiture, the continued ability of the appliance group to attract and maintain key employees and to maintain its customer base.

         Acquisitions. In January 1997, the Company entered into definitive agreements to acquire the defense systems and electronics business of Texas Instruments Incorporated and to bring about the merger of the Company with the defense business of Hughes Electronics Corporation. These transactions will require, among other things, integration of the TI and Hughes defense organizations, business infrastructure and products with those of the Company in a way that enhances the performance of the combined businesses. The challenges posed by these transactions include the integration of numerous geographically separated manufacturing facilities and research and development centers. The success of this transition to an integrated entity will be significantly influenced by the Company's ability to retain key employees, to integrate differing management structures and to realize anticipated cost synergies, all of which will require significant management time and resources.

Item 2.  Properties

         The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

         At December 31, 1996, the Company utilized approximately 38.4 million square feet of floor space in manufacturing, engineering, research, administrative, sales and warehouses, approximately 96% of which was located in the United States. Of such total, approximately 51% was owned, approximately 43% was leased and approximately 6% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 1996 the Company had approximately 1.3 million square feet of additional floor space that was not in use, including approximately 1.2 million square feet in Company-owned facilities. There are no major encumbrances on any of the Company's plants or equipment other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. In connection with the restructuring plan announced in March 1994, the Company has disposed and will continue to dispose of certain facilities.

         A summary of the utilized floor space at December 31, 1996, by business segment, follows:
                       (in square feet with 000's omitted)

                               Leased         Owned   Gov't Owned       TOTAL

Electronics                    7,516          10,025     1,905          19,446
Engineering &
   Construction                3,364           1,169       360           4,893
Aircraft                       3,149           3,860         0           7,009
Appliances                     2,153           4,571         0           6,724
Corporate (includes              156             206         0             362
international sales offices)  ------          ------     -----          ------
         TOTAL                16,338          19,831     2,265          38,434

         Information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 41 through 45 of Raytheon Company's Annual Report to Stockholders for the year ended December 31, 1996 and is incorporated herein by reference. See also Item 3, Legal Proceedings, immediately below.

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

         Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note J to Raytheon's Financial Statements for the years ended December 31, 1996, 1995 and 1994.)

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

         Defense contractors are subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company in governmental contracting.

         Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.
                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         This information is contained in the Annual Report to Stockholders for the year ended December 31, 1996 on page 1, on page 47 under the caption
"Quarterly Financial Data" and on the back cover and is incorporated herein by reference.

Item 6.  Selected Financial Data

         This information is included in the "Ten Year Statistical Summary" contained in the Annual Report to Stockholders for the year ended December 31, 1996 on pages 48 and 49 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This information is contained in the Annual Report to Stockholders for the year ended December 31, 1996 on pages 41 through 45 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

         Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Annual Report to Stockholders for the year ended December 31, 1996 on page 47 and pages 50 through 66, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

         None.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

         The Board of Directors met sixteen times during 1996. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees on which they served. Overall attendance at such meetings was approximately 95%.

         The Audit Committee of the Board of Directors consists of Francis H. Burr, Richard D. Hill, L. Dennis Kozlowski and James N. Land, Jr. The Audit Committee met three times during 1996. The Committee's duties are to consult with and make inquiry of the Company's outside auditors from time to time; to review procedures followed and reports submitted by such outside auditors; to make such further investigations of the Company's financial affairs as it deems appropriate; to report to the Board of Directors on the results of such consultation and investigation; and to recommend to the Board of Directors the engagement of the Company's outside auditors.

         The Compensation Committee of the Board of Directors consists of Charles F. Adams, Barbara B. Hauptfuhrer, Richard D. Hill, Warren B. Rudman, Joseph J. Sisco and Alfred M. Zeien. The Compensation Committee met twelve times during 1996. The Committee's duties are to develop, review and recommend to the Board of Directors compensation programs for the executive officers of the Company.

         The Executive Committee of the Board of Directors consists of Charles
F. Adams, Francis H. Burr, Ferdinand Colloredo-Mansfeld, Thomas L. Phillips and Dennis J. Picard. The Executive Committee met seven times during 1996. The Committee is empowered to act for the full Board during intervals between Board meetings, with the exception of certain matters that by law may not be delegated.

     The Planning and Nominating Committee of the Board of Directors consists of Charles F. Adams, Francis H. Burr, Theodore L. Eliot, Jr., John R. Galvin, James
N. Land, Jr., Thomas L. Phillips, Warren B. Rudman and Joseph J. Sisco. The Planning and Nominating Committee met twice during 1996. The Committee's duties are to study strategies for achieving corporate goals, to propose to the Board of Directors candidates for election to the Board and to make other recommendations relating to Board membership. The Planning and Nominating Committee will consider nominees recommended by stockholders. No formal procedures are required to be followed by stockholders in submitting such recommendations.

         During 1996, each Board member, other than Messrs. Picard and Lawson, was paid a quarterly retainer of $6,500 and, in addition, was paid a fee of $1,000 for attendance at each meeting of the Board and each committee meeting other than telephonic meetings and committee meetings of less than two hours' duration held on the day of full Board meetings for which the fee was $500. Pursuant to the Company's Deferral Plan for Directors (the "Deferral Plan"), adopted by the Board on November 26, 1996, beginning in 1997, directors may defer receipt of their quarterly retainer and/or meeting fees until retirement from the Board. Deferred payments accrue interest (payable by the Company) at the same prescribed government rate applicable to compensation deferred by employees under the Company's Voluntary Deferment Plan.

         Prior to adoption of the Deferral Plan, directors not eligible for benefits under any Company-sponsored pension plan, who have served on the Board for at least five years, and who complied with a prescribed non-competition agreement, were entitled to a monthly payment equal to one-twelfth the amount of the director's annual retainer in effect at the time of the director's retirement from the Board under the Raytheon Company Retirement Plan for Directors. Payments under the plan terminated upon the earlier of the death of the retiree and his/her spouse or the expiration of fifteen consecutive years from the initial payment under the plan.

         Pursuant to the Deferral Plan, benefits to be provided to all current and future directors under the Retirement Plan for Directors have been terminated. In connection with this termination, the present value of each current director's pension benefit was converted into shares of the Company's Common Stock. In accordance with the terms of the Deferral Plan, these shares are held in trust for the benefit of the individual directors until their qualified retirement from the Board. The shares issued to the current directors are included in the Beneficial Ownership Table set forth in Part III, Item 12 below and each director has the power to vote these shares at any meeting of the stockholders of the Company.

Executive Officers of the Registrant

Gail P. Anderson: Vice President - Human Resources since December 1994. Prior to assuming his present position Mr. Anderson was Vice President - Human Resources, Phillips Petroleum Company from 1986. Age: 54

Shay D. Assad: Vice President - Contracts since July 1994. Prior to assuming his present position Mr. Assad was Manager-Contracts, Missile Systems Division from 1985. Age: 46

     Renso L. Caporali: Senior Vice President Engineering and Business Development since January 1997. Prior to assuming his present position Mr. Caporali was Senior Vice President - Government and Commercial Marketing since April 1995 and Chairman and Chief Executive Officer of the Grumman Corporation from 1991. Age: 63

     Philip W. Cheney: Vice President and Group Executive - Commercial Electronics since July 1994. Prior to assuming his present position Dr. Cheney was Vice President - Engineering from February 1990. Age: 61

     Kenneth H. Colburn: Vice President - Project and International Finance since January 1995. Prior to assuming his present position Mr. Colburn was Managing Director-Investment Banking Department-East Coast Group, CS First Boston Corporation from January 1991. Age: 45

     Peter R. D'Angelo: Executive Vice President, Chief Financial Officer and Controller since March 1995. Prior to assuming his present position Mr. D'Angelo was Vice President, Chief Financial Officer and Controller from January 1995; Vice President and Corporate Controller from 1992 and Controller - Missile Systems Division from 1984. Age: 58

Herbert Deitcher: Senior Vice President-Treasurer since November 1989.  Age: 63

     David S. Dwelley: Vice President - Strategic Business Development since April 1991. Prior to assuming his present position Mr. Dwelley was Vice President and President of Raytheon Europe Limited from 1989. Age: 57

     Michele C. Heid: Vice President - Investor Relations since September 1995. Prior to assuming her present position Ms. Heid was Vice President - Investor Relations & Strategic Planning, Cummins Engine Company from 1993 and Vice President - Investor Relations, Cummins Engine Company from 1991. Age: 42

     Christoph L. Hoffmann: Executive Vice President - Law, Corporate Administration, and Secretary since March 1995. Prior to assuming his present position Mr. Hoffmann was Senior Vice President - Law, Human Resources and Corporate Administration, and Secretary from February 1994; Vice President, Secretary and General Counsel from July 1991, Vice President from April 1991 and Senior Vice President, General Counsel and Secretary of Pneumo Abex Corporation from 1986. Age: 52

     Thomas D. Hyde: Vice President and General Counsel since February 1994. Prior to assuming his present position Mr. Hyde was Assistant General Counsel from August 1992; Senior Vice President, General Counsel and Chief Financial Officer of MNC Financial Inc. Special Assets Bank from 1991; and Vice President, Finance of Manville Sales Corporation from 1988. Age: 48

     A. Lowell Lawson: Executive Vice President since May 1995. Chairman and Chief Executive Officer of E-Systems, Inc. since August 1994. Mr. Lawson was President of E-Systems from 1989. Age: 59

     Robert S. McWade: Vice President - Corporate Affairs and Communications since January 1997. Prior to assuming his present position Mr. McWade was Vice President - Corporate Affairs since February 1996; Director, Corporate Communications, Textron, Inc. from September 1994; and Director, Corporate Relations, Bank of Boston from 1988. Age: 40

     Charles Q. Miller: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. since March 1995. Prior to assuming his present position Mr. Miller was Senior Vice President and Group Executive and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. from March 1993; and President, United Engineers & Constructors, Inc. from 1990. Age: 51

     Dennis J. Picard: Director since 1989 and Chairman and Chief Executive Officer since March 1991. Prior to assuming his present position Mr. Picard was President from 1989. Age: 64

     Robert A. Skelly: Vice President - Assistant to the Executive Office. Prior to assuming his present position Mr. Skelly was Vice President - Administration, Environmental Quality and Procurement from September 1992 and Vice President - Public and Financial Relations from January 1991. Age: 54

     Robert L. Swam: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Appliances, Inc. since March 1995. Prior to assuming his present position Mr. Swam was Senior Vice President and Group Executive - Appliance Group from January 1992 and an independent consultant from 1989. Age:
56

     William H. Swanson: Executive Vice President and General Manager - Raytheon Electronic Systems Division since March 1995. Prior to assuming his present position Mr. Swanson was Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 48

     Arthur E. Wegner: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company since March 1995. Prior to assuming his present position Mr. Wegner was Senior Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft from July 1993 and Executive Vice President and President of the Aerospace/Defense Sector of United Technologies Corporation from 1989. Age: 59

         Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers and ten-percent shareholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of such forms furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1996 all such Section 16(a) filing requirements were complied with except that one filing covering one transaction by Thomas D. Hyde, Vice President and General Counsel of the Company, was filed late.


Item 11. Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for the Company's chief executive officer and the four other most highly compensated executive officers for the fiscal years ending December 31, 1996, 1995 and 1994.

                                       24

                                  Summary Compensation Table
                                                       Long-Term
                         Annual Compensation        Compensation Awards
                         -------------------        -------------------
                                                 Restricted                 All Other
Name and                Salary(1)     Bonus     Stock Awards(2) Options   Compensation(3)
Principal
Position       Year       ($)          ($)           ($)         (#)            ($)
   (a)         (b)        (c)          (d)           (f)         (g)            (i)

Dennis J.
Picard         1996   $1,015,002    $1,870,000(4)        0    270,000(5)     $714,222
Chairman of    1995   $  999,996    $  870,000           0    220,000        $ 12,906
the Board      1994   $  965,754    $  870,000           0    130,000        $ 12,507
and Chief
Executive
Officer

A. Lowell      1996   $  575,000    $  450,000            0    40,000        $  5,293
Lawson         1995   $  573,908(6) $  425,000   $1,560,000         0        $  7,872
Executive Vice 1994        N/A           N/A         N/A         N/A             N/A
President,
Chairman and
CEO - Raytheon
E-Systems, Inc.

William H.     1996   $  419,520    $  305,000            0    40,000        $  6,932
Swanson        1995   $  419,520    $  290,000            0    30,000        $  6,787
Executive Vice 1994   $  411,450    $  290,000            0    20,000        $  7,068
President and
General
Manager-Raytheon
Electronic
Systems


Arthur E.      1996   $  403,464    $  255,000            0    40,000        $  9,233
Wegner         1995   $  397,500    $  240,000            0    40,000        $  8,931
Executive Vice 1994   $  386,250    $  175,000   $  648,750    40,000        $332,204
President and
Chairman and
CEO-Raytheon
Aircraft Company

Christoph L.   1996   $  385,194    $  250,000            0    30,000        $  7,415
Hoffmann       1995   $  379,500    $  235,000            0    30,000        $  7,203
Executive Vice 1994      362,250    $  225,000    $  324,375   28,000        $  7,392
President and
Secretary

(1) The amounts reported in column (c) for 1995 reflect salary adjustments in the course of the normal compensation review cycle effective July 1, 1994 (except for Mr. Lawson, who was not an employee of the Company at that time). Pursuant to the Company's announced wage freeze for 1995, the salaries for Mr. Picard and the named executive officers (other than Mr. Lawson) in effect for 1995 remained frozen at the levels approved on July 1, 1994. Therefore, there was no increase for the salary year July, 1994 to July, 1995. Any increase shown in the 1995 amounts from 1994 is the result of the difference between the salary year and the calendar year.

(2) The executive is not entitled to the cash amount shown in column (f) in the year the restricted stock award is made. The award vests over several years and is subject to the executive remaining employed by the Company. Dividends are paid on the restricted stock reported in column (f).

The number and value at closing price on December 31, 1996 of the aggregate restricted stock holdings (over which the executive has voting but no investment power) of each of the named executives is as follows: Mr. Picard -- 66,668 shares, $3,208,398; Mr. Lawson -- 40,000 shares, $1,925,000; Mr. Swanson --
19,200 shares, $924,000; Mr. Wegner -- 24,000 shares, $1,155,000; Mr. Hoffmann
-- 22,000 shares, $1,058,750.

Mr. Hoffmann's 1994 restricted stock grant shown in column (f) consists of a total of 10,000 shares awarded on June 22, 1994. Shares subject to the award vest pro rata over a five year period beginning on the first anniversary of the award date. Accordingly, 4,000 shares have vested to date.

Mr. Wegner's 1994 restricted stock grant shown in column (f) consists of a total of 20,000 shares awarded on June 22, 1994. Shares subject to the award vest pro rata over a five year period beginning on the first anniversary of the award date. Accordingly, 8,000 shares have vested to date

(3) For 1996, the amounts in column (i) include: (a) the value of life insurance premiums paid by the Company (Mr. Picard -- $8,841; Mr. Lawson -- $2,162; Mr. Swanson -- $1,551; Mr. Wegner -- $3,852; and Mr. Hoffmann -- $2,034); (b)
Company contributions of $881 for each executive under the Company's Stock Ownership Plan; and (c) Company contributions of $4,500 for each executive other than Mr. Lawson under the Company's Savings and Investment Plan. For Mr. Lawson, in addition to the value of life insurance premiums, the amount in column (i) also includes contributions by Raytheon E-Systems to the Raytheon E-Systems 401(K) plan of $2,250.

For Mr. Picard the amount shown for 1996 includes a strategic accomplishment award of $700,000 made by the Board of Directors in special recognition of his outstanding contribution and success with regard to the Company's strategic plan since 1991. This includes, for example, the acquisitions of Ebasco, E-Systems, Litwin, Anschutz and Chrysler Technologies.

For Mr. Wegner the amount shown for 1994 includes amounts paid in connection with his relocation from Connecticut to Raytheon Aircraft Company's headquarters in Wichita, Kansas consisting of $181,333 in respect of the loss incurred on the sale of his residence in Connecticut and $143,253 to reimburse him for tax liabilities associated with payments under the Company's relocation policies.

(4) The Compensation Committee of the Board of Directors was advised by its independent compensation consultant that despite the Company's performance ranking in the top 25th percentile of its peer group, Mr. Picard's compensation continued to rank below the average of those holding similar positions within the peer group. Based on key achievements realized in 1996, the Compensation Committee determined independently to award Mr. Picard an annual performance incentive bonus which recognized his value to the Company and its stockholders and took into account his below average compensation position.

(5) In 1996, as part of a review of Mr. Picard's overall compensation, the Compensation Committee's independent compensation consultant presented information on predicted option values for the chief executive officers of companies within the Company's peer group. Based on this information, the Compensation Committee awarded Mr. Picard stock options designed to provide him with approximately the same hypothetical economic value as that accorded to the chief executives of these peer group companies. In fact, as of the date of this filing, no economic value has been derived from this award.

(6) Includes all salary paid to Mr.Lawson during 1995, including the period prior to May 8, 1995 - the effective date of the merger of E-Systems with the Company.


                      Option Grants In Last Fiscal Year (1)

                     Individual Grants                    Grant Date Value

                                % of Total
                   No. of        Options
                 Securities    Granted to
                 Underlying   Employees in   Exercise or
                  Options       Fiscal       Base Price   Expiration      Grant Date
  Name         Granted(#)(2)     Year       ($/Share)(3)    Date      Present Value(4)
  (a)              (b)           (c)            (d)         (e)              (h)
Dennis J.          1,902        0.05%         $52.5625    06/09/06      $   20,542
Picard           268,098        6.89%         $52.5625    06/10/06      $2,895,458

A. Lowell          1,902        0.05%         $52.5625    06/09/06      $   20,542
Lawson            38,098        0.98%         $52.5625    06/10/06      $  411,458

William H.         1,902        0.05%         $52.5625    06/09/06      $   20,542
Swanson           38,098        0.98%         $52.5625    06/10/06      $  411,458

Arthur E.          1,902        0.05%         $52.5625    06/09/06      $   20,542
Wegner            38,098        0.98%         $52.5625    06/10/06      $  411,458

Christoph L.       1,902        0.05%         $52.5625    06/09/06      $   20,542
Hoffmann          28,098        0.72%         $52.5625    06/10/06      $  303,458

(1) The table contains two separate lines for each individual. The first line represents the grant of incentive stock options and the second represents the grant of nonqualified stock options. The option grants are reported separately because they have different expiration dates.

(2)  Options become exercisable one year after the grant date.

(3)  Fair market value of underlying shares on the date of grant.

(4) As of December 31, 1996, the options set forth in this table had no value because at that date the market value of the underlying shares was below the option price. Furthermore, the ultimate values of the options will depend on the future market price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

          The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. As required pursuant to the regulations of the Securities and Exchange Commission, the material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: an exercise price of $52.5625, equal to the fair market value of the underlying stock on the date of grant; an option term of 10 years; an interest rate of 6.41% that represents the interest rate on a U.S. Treasury security on the date of grant with a maturity date corresponding to that of the option term; volatility of 15.0% calculated using daily stock prices for an average of three years prior to the grant date; assumed dividend growth of 6.0%; and reductions of approximately 5.0% to reflect the probability of forfeiture due to termination prior to vesting.

                              Aggregated Option Exercises In Last Fiscal Year
                                      And Fiscal Year End Option Values

                                                                Value of
                                                               Unexercised
                                     Number of Unexercised     In-the-Money
                                      Options at FY End     Options at FY End
                                             (#)                      $
                                             (d)                     (e)
                                    --------------------    -----------------
               Shares
            Acquired on    Value
             Exercise    Realized
  Name        (#)(1)      ($)     Exercis-   Unexer-   Exercis-   Unexer-
  (a)          (b)        (c)       able     cisable    able      cisable(1)
-------    ---------   ---------  --------  --------- ----------  -----------

Dennis J.    -0-         -0-      499,120    270,000   $7,430,250         $0
Picard

A. Lowell    -0-         -0-        -0-       40,000   $        0         $0
Lawson

William H.   -0-         -0-      134,382     40,000    $2,730,475         $0
Swanson

Arthur E.    -0-         -0-      100,000     40,000    $1,311,870         $0
Wegner

Christoph  2,562       $31,464     65,842     30,000    $  887,539         $0
L. Hoffmann


(1) Based on the $48.125 closing price per share of the Company's Common Stock at December 31, 1996.

         The Company's salaried pension plan (the "Salaried Pension Plan") covers all salaried employees, excluding those at certain subsidiaries, who have completed one year of service and attained age 21. The Salaried Pension Plan is Company funded and does not require or permit employee contributions. Benefits are computed by a formula which takes into account an employee's years of service and plan membership, final average compensation and an estimated primary Social Security benefit.

         The following table shows the estimated annual retirement benefits payable to salaried employees on normal retirement at age 65 under the Salaried Pension Plan and the Company's excess benefit plan, a separate non-funded plan adopted by the Board of Directors in 1980. The excess benefit plan provides benefits that would otherwise be denied participants due to certain Internal Revenue Code limitations on qualified benefit plans.

        Annual Estimated Benefits Under The Raytheon Company Pension Plan
                 For Salaried Employees And Excess Benefit Plan

                      Years of Pension Credit at Age 65
                      ---------------------------------
Final Average
Compensation     15 Years    20 Years    30 Years     40 Years
------------     --------    --------    --------     --------

$  200,000       $ 54,000    $ 72,000    $ 96,000    $  120,000
   400,000        108,000     144,000     192,000       240,000
   600,000        162,000     216,000     288,000       360,000
   800,000        216,000     288,000     384,000       480,000
 1,000,000        270,000     360,000     480,000       600,000
 1,200,000        324,000     432,000     576,000       720,000
 1,400,000        378,000     504,000     672,000       840,000
 1,600,000        432,000     576,000     768,000       960,000
 1,800,000        486,000     648,000     864,000     1,080,000
 2,000,000        540,000     720,000     960,000     1,200,000


         Pension benefits shown in the above table are straight life annuity amounts and assume retirement at age 65 (normal retirement age). Under the plan formula, the amounts in the table will be reduced by a percentage of the employee's estimated primary Social Security benefit. Pension benefits are based on the average compensation (salary and bonus) paid during the sixty highest consecutive months of employment. For 1996, covered compensation for Messrs. Swanson, Wegner and Hoffmann is the same as their salary and bonus shown in the Summary Compensation Table set forth earlier in this Part III, Item 11. As of December 31, 1996, those executive officers had the following years of credited service: Mr. Swanson -- 23 years; Mr. Wegner -- 8 years; and Mr. Hoffmann -- 4 years. The years of credited service for Mr. Wegner include additional years of service granted to Mr. Wegner as an inducement to join the Company.

         In 1996, the Board of Directors adopted a supplemental executive retirement plan (the "Supplemental Plan") similar to the plan covering certain Raytheon E-Systems employees (described below) and to plans currently in place at companies within the Company's peer group. Mr. Picard's total pension benefit from both the Salaried Pension Plan and the Supplemental Plan has been fixed at 65% of the average of his covered compensation (consisting of base salary, bonus and strategic accomplishment award as disclosed in the Summary Compensation Table set forth earlier in this Part III, Item 11) for the three consecutive years during the last ten years prior to retirement for which such covered compensation was the highest. The estimated annual pension benefit for Mr. Picard based on his current compensation level, assuming retirement at age 65, is $1,591,417. As of December 31, 1996, Mr. Picard had 41 years of credited service with the Company.

         Employees of Raytheon E-Systems, including A. Lowell Lawson, do not participate in the Salaried Pension Plan. Mr. Lawson participates in the Raytheon E-Systems Salaried Retirement Plan and the supplemental executive retirement plan (the "SERP"). The SERP provides selected Raytheon E-Systems executives with retirement income as a supplement to compensation and employee benefits that would otherwise be denied them by reason of certain Internal Revenue Code limitations on qualified benefit plans. Specifically, the SERP provides to participants attaining age 60 and having 10 years of credited service a retirement benefit in an amount equal to 65% of the participant's "Average Monthly Compensation." Amounts payable under the SERP are reduced by payments under the Raytheon E-Systems Salaried Retirement Plan and the recipient's primary Social Security benefit. "Average Monthly Compensation" is defined as the sum of the salary and bonus paid the employee during the three consecutive years out of the ten years preceding retirement or disability which yields the highest monthly amount when divided by 36. The estimated annual SERP benefit for Mr. Lawson based on his current compensation level, assuming retirement at age 65, is $518,702.

         The Company has entered into Change-in-Control Severance Agreements (the "Severance Agreements") with the executive officers named in the Summary Compensation Table. The Severance Agreements provide severance pay and continuation of certain benefits upon the occurrence of a Change in Control. Entry into the Severance Agreements was unanimously approved by the Board of Directors. The agreements with Messrs. Picard, Swanson, Wegner and Hoffmann are effective as of November 22, 1995. The agreement with Mr. Lawson becomes effective upon the termination of his employment agreement described below.

         Generally, a "Change in Control" will be deemed to have occurred in any of the following circumstances: (i) the acquisition of 25% or more of the outstanding voting stock of the Company by any person, entity or group; (ii) the persons serving as directors of the Company as of November 22, 1995, and replacements or additions subsequently approved by a majority vote of the Board, cease to make up at least a majority of the Board; (iii) a merger, consolidation or reorganization in which the stockholders of the Company prior to the merger wind up owning less than 50% of the voting power of the surviving corporation;
(iv) a complete liquidation or dissolution of the Company or disposition of all or substantially all of the assets of the Company.

         The Severance Agreements contain a dual trigger which requires, in addition to a Change in Control, a qualifying termination of the executive's employment within two years following a Change in Control for the executive to receive benefits under the Severance Agreement, which include (i) a cash payment of three times his current compensation (including base salary plus targeted bonus); (ii) special supplemental retirement benefits determined as if the executive had three years additional credit service under the Company's pension plans as of the date of termination; and (iii) continuation of fringe benefits pursuant to all welfare, benefit and retirement plans under which the executive and his family are eligible to receive benefits for a period of up to three years. In addition, the Severance Agreements provide for a supplemental cash payment to the executive to the extent necessary to preserve the level of benefits provided in the event of the imposition on the executive of excise taxes payable in respect of "excess parachute payments" under the Internal Revenue Code.

         E-Systems entered into an employment agreement with Mr. Lawson as of September 27, 1989 which extends through May 8, 1998. Under the agreement, Mr. Lawson has agreed to render his exclusive services to E-Systems. Mr. Lawson's minimum annual compensation is the base salary most recently approved by the Board. The agreement provides for full vesting of Mr. Lawson's benefits under the SERP, which he may receive upon retirement following his attaining age 60. Mr. Lawson's employment agreement provides for the continuation of certain of his business and other perquisites upon retirement, including post-retirement life insurance benefits in an amount equal to two times his annual salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table lists those persons or groups known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of December 31, 1996:

Name and Address of       Amount and Nature of                    Percent
Beneficial Owner          Beneficial Ownership                    of Class

FMR Corp.                   16,324,235 (1)                          6.92%
82 Devonshire Street
Boston, MA 02109

(1) FMR Corp. has filed a Schedule 13G with the Securities and Exchange Commission disclosing that it was the beneficial owner of 16,324,235 shares of the Company's Common Stock as of December 31, 1996. This number includes:
15,372,792 shares beneficially owned by Fidelity Management & Research Company; 892,423 shares beneficially owned by Fidelity Management Trust Company; 59,020 shares beneficially owned by Fidelity International Limited; and 16,324,235 shares beneficially owned by Edward C. Johnson 3d and Abigail P. Johnson and members of the Edward C. Johnson 3d family. Edward C. Johnson 3d and FMR Corp. each has sole dispositive power over 16,265,215 shares and sole voting power over 570,723 shares. Fidelity International Limited has sole voting and dispositive power over 59,020 shares.

         As of March 15, 1997, the following directors and named executive officers and the directors and all executive officers as a group were the beneficial owners of the number of shares of Common Stock indicated below:

                                  Number of Shares
                                   and Nature of
Beneficial Owner or Group       Beneficial Ownership     Percent of Class

Charles F. Adams                   1,208,817(1)              *
Francis H. Burr                        8,988(2)              *
Ferdinand Colloredo-Mansfeld          10,988(2)              *
Theodore L. Eliot, Jr.                 6,988(2)              *
John R. Galvin                         5,403(2,3)            *
Barbara B. Hauptfuhrer                 6,988(2,4)            *
Richard D. Hill                       11,743(2)              *
Christoph L. Hoffmann                107,774(5)              *
L. Dennis Kozlowski                    9,988(2)              *
James N. Land, Jr.                    10,988(2)              *
A. Lowell Lawson                      40,018(6)              *
Thomas L. Phillips                   217,648                 *
Dennis J. Picard                     797,447(7)              *
Warren B. Rudman                       5,588(2,8)            *
Joseph J. Sisco                        7,883(2)              *
William H. Swanson                   175,143(9)              *
Arthur E. Wegner                     133,601(10)             *
Alfred M. Zeien                        6,988(2)              *

All directors and executive
officers as a group, (31 in
number, including those
listed above).                     2,453,805(11),12)         1.0%

------------------------------------------------

* Less than one percent of the class

(1)  All shares held in trust and voting and investment power is shared.

(2) Includes 4,988 shares held in trust for the benefit of the individual director. Each director has the power to vote the shares held for his or her account. The shares were issued pursuant to the Company's Deferral Plan for Directors. See Part III, Item 10 of this Report.

(3) Excludes shares held by various mutual funds of the Seligman Group of Investment Companies. As a director or trustee, Gen. Galvin shares voting and investment power in these shares with other Seligman directors and trustees. Gen. Galvin disclaims beneficial ownership of all such shares.

(4) Excludes shares held by various mutual funds of the Vanguard Group of Investment Companies. As a director of Vanguard, Mrs. Hauptfuhrer shares voting and investment power in these shares with other Vanguard directors. Mrs. Hauptfuhrer disclaims beneficial ownership of all such shares.

(5) Includes 17,543 shares as to which voting and investment power are shared, 65,842 shares as to which Mr. Hoffmann has the right to acquire beneficial ownership within sixty days of said date, 2,389 shares held in the Raytheon Stock Ownership/Savings and Investment Plan and 22,000 restricted shares over which he has voting power but no investment power.

(6) Includes 40,000 restricted shares over which Mr.Lawson has voting power but no investment power and 18 shares held in the Raytheon Stock Ownership/Savings and Investment Plan.

(7) Includes 499,120 shares as to which Mr. Picard has the right to acquire beneficial ownership within sixty days of said date, 518 shares held in the Raytheon Stock Ownership/Savings and Investment Plan and 66,668 restricted shares over which he has voting power but no investment power.

(8) Excludes shares held by any of the mutual funds of Dreyfus Corporation. As a director of several funds managed by Dreyfus Corporation, Mr. Rudman shares voting and investment power in the shares held by such funds with the other directors of those funds and with the directors of Dreyfus Corporation.
Mr. Rudman disclaims beneficial ownership of all such shares.

(9) Includes 134,382 shares as to which Mr. Swanson has the right to acquire beneficial ownership within sixty days of said date, 639 shares held in the Raytheon Stock Ownership/Savings and Investment Plan and 19,200 restricted shares over which he has voting power but no investment power.

(10) Includes 100,000 shares as to which Mr. Wegner has the right to acquire beneficial ownership within sixty days of said date, 41 shares held in the Raytheon Stock Ownership/Savings and Investment Plan and 24,000 restricted shares over which he has voting power but no investment power.

(11) Share ownership includes, in the case of certain officers, a minor number of shares held by trusts or family members as to which beneficial ownership is disclaimed.

(12) Includes 1,674,900 shares as to which individual members of the group have the right to acquire beneficial ownership within sixty days of said date, 14,549 shares held in the Raytheon Stock Ownership/Savings and Investment Plan and 320,368 restricted shares over which individuals have voting power but no investment power.

Item 13. Certain Relationships and Related Transactions

      During 1996 the Company retained the law firm of Ropes & Gray for various legal services. Francis H. Burr, a Director and member of the Audit, Planning and Nominating, and Policy Committees, is of counsel to such firm.

     During 1996 the Company retained the law firm of Paul, Weiss, Rifkind, Wharton and Garrison for various legal services. Warren B. Rudman, a Director and member of the Compensation, Planning and Nominating and Policy Committees, is a member of such firm.

    C-M Holdings L.P., of which Mr. Colloredo-Mansfeld is a principal owner, through a subsidiary, leases an office, service area/warehouse to a subsidiary of the Company at a rent of approximately $671,386 per year. Mr. Colloredo-Mansfeld is a Director and member of the Executive, Finance and Policy Committees.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements and Schedules

             (1) The following financial statements of Raytheon Company and Subsidiaries Consolidated, as contained in Raytheon's 1996 Annual Report to Stockholders, are hereby incorporated by reference:

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the Years Ended
                  December 31, 1996, 1995 and 1994

                  Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1995 and 1994

             (2)  The following financial statement schedule is included herein:

                      Schedule II, Reserves for the Three Years Ended December 31, 1996

                      Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

         (b) Reports on Form 8-K

             During the first quarter of 1997, the Company made the following filings on Form 8-K:

              (1) Raytheon Company Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on January 6, 1997.

              (2) Raytheon Company Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on January 17, 1997.

         (c) Exhibits

             (2.1) Asset Purchase Agreement dated as of January 4, 1997 between Raytheon Company and Texas Instruments Incorporated, heretofore filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 1997, is hereby incorporated by reference.

             (2.2) Agreement and Plan of Merger dated as of January 16, 1997 by and between Raytheon Company and HE Holdings, Inc., heretofore filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997, is hereby incorporated by reference.

             (2.3) Implementation Agreement dated as of January 16, 1997 by and between Raytheon Company and General Motors Corporation, heretofore filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997, is hereby incorporated by reference.

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

             (4) Indenture dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, relating to the Company's 6 1/2% Notes due July 15, 2005 and the Company's 7 3/8% Debentures due 2025, filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

           (10.1) Raytheon Company 1976 Stock Option Plan, as amended, filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.

           (10.2) Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.

           (10.3) Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 33-60635, is hereby incorporated by reference.

           (10.4) Raytheon Company Deferral Plan for Directors, filed as an exhibit to the Company's Registration Statement on Form S-8 File No. 333-22969, is hereby incorporated by reference.

           (10.5) Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.**

            (13) Raytheon Company 1996 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated by reference).

            (21)    Subsidiaries of Raytheon Company*

           (23.1)   Consent of Independent Accountants*

           (23.2)   Report of Independent Accountants*

             (27)   Financial Data Schedule*

* Filed electronically herewith.

** The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.5 with each of the following executives: Peter R. D'Angelo, Christoph L. Hoffmann, A. Lowell Lawson, Charles
Q. Miller, Dennis J. Picard, Robert L. Swam, William H. Swanson and Arthur E.Wegner. The agreements are designed to provide the executive with certain severance benefits following a termination, including, without limitation, payment of an amount equal to three times the executive's salary and targeted bonus and the continuation of certain employee benefits for up to three years, all as more fully described in the form of Agreement.

     The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.5 with nineteen other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, including, without limitation, payment of an amount equal to two times the executive's salary and targeted bonus and the continuation of certain employee benefits for up to two years, all as more fully described in the form of Agreement.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAYTHEON COMPANY

                                       /s/ Christoph L. Hoffmann
                                           Christoph L. Hoffmann
                                       Executive Vice President and Secretary
                                               for the Registrant
Dated:  March 26, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURES               TITLE                   DATE

 Dennis J. Picard                Chairman of the Board
(Dennis J. Picard)               and Director (Principal   March 26, 1997
                                 Executive Officer)

 Charles F. Adams                     Director             March 26, 1997
(Charles F. Adams)

 Francis H. Burr                      Director             March 26, 1997
(Francis H. Burr)

 Ferdinand Colloredo-Mansfeld         Director             March 26, 1997
(Ferdinand Colloredo-Mansfeld)

 Theodore L. Eliot, Jr.               Director             March 26, 1997
(Theodore L. Eliot, Jr.)

 John R. Galvin                       Director             March 26, 1997
(John R. Galvin)

 Barbara B. Hauptfuhrer               Director             March 26, 1997
(Barbara B. Hauptfuhrer)

 Richard D. Hill                      Director             March 26, 1997
(Richard D. Hill)

                                      Director             March 26, 1997
(L. Dennis Kozlowski)

                                      Director             March 26, 1997
(James N. Land, Jr.)

 A. Lowell Lawson                     Director and         March 26, 1997
(A. Lowell Lawson)               Executive Vice President

 Thomas L. Phillips                    Director            March 26, 1997
(Thomas L. Phillips)

 Warren B. Rudman                      Director            March 26, 1997
(Warren B. Rudman)

 Joseph J. Sisco                       Director            March 26, 1997
(Joseph J. Sisco)

 Alfred M. Zeien                       Director            March 26, 1997
(Alfred M. Zeien)

 Peter R. D'Angelo       Executive Vice President - Chief  March 26, 1997
(Peter R. D'Angelo)      Financial Officer, Controller
                           (Chief Accounting Officer)

                                       41

-----------------------------------------------------------------------------------------------------------
                              RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
                                               ----------------------------------------------
                                                             SCHEDULE II - RESERVES
                                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                                   -------------------------------------------
                                 (In thousands)

          COLUMN A                 COLUMN B               COLUMN C                  COLUMN D     COLUMN E

                                                          Additions
                                  Balance at                                                     Balance at
                                  beginning   Charged to costs  Charged to other   Deductions      end of
          Description             of period      and expenses      accounts          Note (1)      Period
------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:

  Allowance for doubtful         $22,043         $ 1,207              -              $2,990       $20,260
   accounts receivable

Year ended December 31, 1995:

  Allowance for doubtful         $21,290         $ 3,078              -              $2,325       $22,043
   accounts receivable

Year ended December 31, 1994:

  Allowance for doubtful         $25,891         $ 2,473              -              $ 7,074      $21,290
   accounts receivable


Note (1) - Uncollectible accounts and adjustments, less recoveries
