Form 10-Q
period 1997-03-30
RAYTHEON CO
filed 1997-05-14
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 30, 1997

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


       NUMBER OF COMMON SHARES OUTSTANDING AT MARCH 30, 1997: 236,286,918

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                           BALANCE SHEETS (UNAUDITED)

                                                March 30, 1997    Dec. 31, 1996
                                                --------------    -------------
                                                          (In thousands)
                            ASSETS

Cash and marketable securities                     $    133,543      $   138,821
Accounts receivable ..........................          843,926          808,715
Federal and foreign income taxes,
  including deferred .........................          178,811          246,120
Contracts in process, less progress
  payments ...................................        2,817,393        2,592,006
Inventories ..................................        1,708,748        1,590,967
Prepaid expenses .............................          243,647          227,266
                                                    -----------      -----------
         Total current assets ................        5,926,068        5,603,895
Property, plant and equipment, net ...........        1,853,278        1,802,012
Other assets, net ............................        3,717,073        3,720,169
                                                    -----------      -----------
                                                    $11,496,419      $11,126,076
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion
  of long-term debt ..........................      $ 2,403,482      $ 2,226,935
Accounts payable .............................        1,165,050        1,125,881
Advance payments, less contracts in
  process ....................................          413,644          341,326
Accrued expenses .............................          965,293          997,691
                                                    -----------      -----------
         Total current liabilities ...........        4,947,469        4,691,833
Accrued retiree benefits .....................          246,968          249,992
Federal and foreign income taxes,
  including deferred .........................           85,765           85,765
Long-term debt ...............................        1,498,530        1,500,476
Stockholders' equity .........................        4,717,687        4,598,010
                                                    -----------      -----------
                                                    $11,496,419      $11,126,076
                                                    ===========      ===========

 The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended
                                       March 30, 1997 .March 31, 1996
                                   (In thousands except per share data)

Net sales ............................. $ 2,899,148    $ 2,787,606
                                        -----------    -----------
Cost of sales .........................   2,220,526      2,141,289
Administrative and selling expenses .....   260,065        264,728
Research and development expenses .......    79,075         87,462
                                        -----------    -----------
Total operating expenses ..............   2,559,666      2,493,479
                                        -----------    -----------
Operating income ....................       339,482        294,127
                                        -----------    -----------
Interest expense ....................        68,875         54,163
Interest and dividend income ........        (5,675)       (20,277)
Other income, net ...................        (2,084)       (21,827)
                                        -----------    -----------
Non-operating expense , net .........        61,116         12,059
                                        -----------    -----------
Income before taxes .................       278,366        282,068
Federal and foreign income taxes ....        94,956         95,582
                                        -----------    -----------
Net income ..........................   $   183,410    $   186,486
                                        ===========    ===========

Earnings per common share ...........   $      0.78    $      0.78

Average number of common shares
  outstanding during period .........       236,277        240,093

Dividends declared per common share .   $      0.20    $      0.20


The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Three Months Ended
                                           March 30 1997         March 31, 1996
                                           -------------         --------------
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                  $ 183,410          $ 186,486
  Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation and amortization               94,170             87,251
     Sale of receivables                        327,100             64,200
     Other adjustments, net of the effect
       of acquired companies                   (609,730)          (588,197)
                                              ---------          ----------
Net cash used in operating activities            (5,050)          (250,260)
                                              ---------          ---------

Cash flows from investing activities:
  Additions to property, plant and equipment   (108,407)          (103,980)
  Payment for purchase of acquired companies,
    net of cash acquired                         (5,777)                 0
  All other, net                                (36,103)           (38,010)
                                              ---------          ---------
Net cash used in investing activities          (150,287)          (141,990)
                                              ---------          ---------

Cash flows from financing activities:
  Change in short-term debt                     176,547            490,769
  Dividends                                     (47,235)           (47,859)
  Purchase of treasury shares                    (6,848)           (96,104)
  Proceeds under common stock plans              10,376             17,083
  All other, net                                  7,949              1,576
                                              ---------           --------
Net cash provided by financing activities       140,789            365,465
                                              ---------           --------
Effect of foreign exchange rates on cash           (946)              (334)
                                              ---------          ---------
Net decrease in cash and cash
  equivalents                                   (15,494)           (27,119)
Cash and cash equivalents at beginning
  of year                                       137,379            208,614
                                              ---------          ---------
Cash and cash equivalents at end of period    $ 121,885          $ 181,495
                                              =========          =========

    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

(1)      Details of certain balance sheet accounts are as follows:

                                         March 30, 1997       Dec. 31, 1996
                                                   (In thousands)
Cash and marketable securities
  Cash and cash equivalents                $  121,885            $  137,379
  Marketable securities                        11,658                 1,442
                                           ----------            ----------
    Total cash and marketable securities   $  133,543            $  138,821
                                           ==========            ==========

Inventories
     Finished goods                        $  650,764            $  616,660
     Work in process                          736,238               650,132
     Materials and purchased parts            479,723               482,152
     Excess of current cost over
       LIFO values                           (157,977)             (157,977)
                                           ----------            ----------
         Total inventories                 $1,708,748            $1,590,967
                                           ==========            ==========

Property, plant and equipment
     At cost                               $4,547,144            $4,490,359
     Accumulated depreciation and
       amortization                        (2,693,866)           (2,688,347)
                                           ----------            ----------
       Net property, plant and equipment   $1,853,278            $1,802,012
                                           ==========            ==========

Stockholders' equity
  Preferred stock, no outstanding shares   $        -            $        -
  Common stock, outstanding shares            236,287               236,250
  Additional paid-in capital                  317,444               307,451
  Equity adjustments                          (31,992)              (11,966)
  Retained earnings                         4,195,948             4,066,275
                                           ----------            ----------
    Total stockholders' equity             $4,717,687            $4,598,010
                                           ==========            ==========

    The accompanying notes are an integral part of the financial statements.

(2) In connection with the sale of receivables as noted in the Statement of Cash Flows, the following special purpose entities were established in accordance with Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities:
Raytheon Aircraft Receivables Corporation, Raytheon Commercial Appliances Finance Corporation, Raytheon Appliances/Amana Receivables Corporation, Raytheon Commercial Appliances Receivables Corporation and Raytheon Engineers & Constructors Receivables Corporation.

(3) The company will adopt Statement of Financial Accounting Standard No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations, or earnings per share.

(4) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

First Quarter 1997 versus 1996

Raytheon Company reported first quarter earnings of $183.4 million, or $.78 per share, on record first quarter sales of $2.899 billion. For last year's first quarter, earnings were $186.5 million, or $.78 per share, on sales of $2.788 billion. Operating income in this year's first quarter was $339.5 million, up
15.4 percent from $294.1 million for the first quarter of 1996, compared to a
4.0 percent increase in revenues over this same period.

The first quarter earnings of $183.4 million, or $.78 per share, were achieved despite having higher interest expense of $15 million in the quarter and lower non-operating income of $34 million due to first quarter 1996 nonrecurring income adjustments related to a federal income tax refund claim and the release of a contingency reserve associated with the sale of a business.

As announced in January 1997, Raytheon has entered into definitive agreements, subject to approvals, to purchase the assets of Texas Instruments' (TI) defense operations and to merge with Hughes Electronics' defense operations.

The Electronics segment led Raytheon's increase in first quarter sales and operating income, as segment sales rose 12.8 percent and segment operating income increased 22.5 percent, compared with the first quarter a year ago. Raytheon Electronic Systems, based primarily in Massachusetts, was up in both sales and operating profits for the first time in 15 quarters. Raytheon E-Systems higher operating income reflects both margin improvement and the acquisition of Chrysler Technologies' aircraft modification and defense electronics businesses. In addition, sales and operating income were up in continuing operations for the commercial electronics group.

The Engineering and Construction segment reported operating margins of 7.8 percent on revenues of $681 million. While sales remained constrained due to the pace of international turnkey projects, the group made steady quarter improvement over its third and fourth quarter operating margin comparisons.

The Aircraft segment reported a 20.7 percent increase in operating income over the first quarter of 1996, resulting from a favorable sales mix within a slightly lower sales base.

The Major Appliances segment reported first quarter sales of $341 million and operating profits of $13 million. Sales were up for refrigerators and self-clean cooking products. These sales increases were offset by lower shipments of home appliance room air conditioners. Excluding "manual-clean" cooking ranges, for which a charge was taken in the third quarter of 1996 to exit the business, first quarter revenues were flat as compared with the first quarter 1996 results.

Raytheon announced in February, 1997 that it is evaluating strategic alternatives for the Appliance Group, which may result in the sale or merger of the group at some time in the future. The company has retained an advisor to assist with this evaluation. The decision to undertake this strategic reassessment was made in the context of Raytheon's financial priorities, and the belief that the Appliance Group may have greater value to another company with more focus on the markets served by the group.

A leader in the field of wide-area environmental surveillance, Raytheon won an international competition to develop and produce the System for the Surveillance of the Amazon (SIVAM) -- an environmental monitoring system that will help Brazil protect natural resources, sustain economic growth and support proper land use, conservation and development in the Amazon region. On March 14, 1997, Raytheon announced that the SIVAM contract had been signed by the government of Brazil and that all financing agreements for the program had been finalized. The system is based on an integrated network of telecommunications, remote satellite sensing and imagery and ground-based and airborne sensors controlled by regional and national coordination centers.

         Three lawsuits have been filed seeking to set aside the SIVAM contract between the Government of Brazil and Raytheon on various grounds. The lower court in one of these actions has issued a decision declaring the contract invalid and issued an injunction enjoining contract performance. The President of the Regional Court has suspended the lower court's decision and the injunction. Raytheon is appealing the lower court's decision.

           SEGMENT DATA
                                                  Three Months Ended

           Sales                         March 30, 1997        March 31, 1996
           -----                         --------------        --------------
           Electronics                     $1,443               $1,280
           Engineering and Construction       681                  700
           Aircraft                           434                  451
           Major Appliances                   341                  357
                                              ---                  ---
                    Total Sales            $2,899               $2,788

           Segment Income

           Electronics                     $245                 $200
           Engineering and Construction      53                   56
           Aircraft                          29                   24
           Major Appliances                  13                   14
                                           ----                 ----
                    Total Segment Income   $340                 $294

           Segment Income as a
           Percent of Sales

           Electronics                     17.0%                15.6%
           Engineering and Construction     7.8                  8.0
           Aircraft                         6.7                  5.3
           Major Appliances                 3.8                  3.9

             Total Segment Income as a
             Percent of Sales              11.7%                10.5%

         Certain reclassifications of prior period information were made to conform to the current year presentation.

Sales to the U. S. Government, including Foreign Military Sales, were $1.320 billion, an increase of $174 million or 15.2 percent from the comparable quarter of 1996. U.S. Government sales were 45.5 percent of consolidated net sales in 1997 compared with 41.4 percent in 1996.

Administration and selling expenses decreased to $260.1 million in 1997 from $264.7 million in 1996 due principally to the sale of Xyplex in April, 1996.

Research and development expenses decreased to $79.1 million in 1997 from $87.5 million in 1996. The decrease was due to lower spending at the Electronics segment and the sale of Xyplex.

Operating income was $339.5 million or 11.7 percent of sales versus $294.1 million or 10.5 percent of sales in 1996. Operating income in 1997 was 15.4 percent above 1996.

Interest expense increased to $68.9 million in 1997 from $54.2 million in 1996. The increase was due principally to the higher debt level from the acquisition of Chrysler Technologies and Rust Engineering in the second quarter of 1996.

Interest and dividend income declined to $5.7 million in 1997 from $20.3 million in 1996. The 1996 results included accrued interest before tax on a retroactive federal income tax refund claim.

Other income, net for 1997 was $2.1 million versus $21.8 million in 1996. The 1996 results included $20 million before tax from the release of a contingency reserve associated with the sale of a business.

The 1997 effective tax rate of 34.1 percent reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income of $183.4 million was down $3.1 million or 1.6 percent from 1996.

Earnings per common share for the first quarter of 1997 were $.78 which was equal to the 1996 earnings per common share. The average number of shares outstanding during the first quarter of 1997 was 236.3 million versus 240.1 million in 1996. During the quarter outstanding shares were increased by approximately 186 thousand shares due to the exercise of stock options and the conversion of the present value of directors pension benefit into shares of the company's common stock. These were partially offset by the repurchase of 149 thousand shares in the open market at a cost of $6.8 million.

On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 9.5 million shares purchased under this authorization through the first quarter of 1997.

The book value of common shares outstanding at the end of the period was $19.97 as compared with $19.46 at December 31, 1996, and $18.16 at March 31, 1996.

Backlog consisted of the following at:
                                    March 30,      December 31,       March 31,
                                      1997             1996             1996

    Electronics                    $ 7,626          $ 7,303           $ 6,983
    Engineering and Construction     3,630            3,565             2,242
    Aircraft                         1,353            1,163             1,289
    Major Appliances                    39               35                39
                                   -------         --------           -------
             Total Backlog         $12,648          $12,066           $10,553
    U.S. government backlog
             included above        $ 5,732          $ 5,637           $ 5,045

During the first quarter of 1997 there was a negative cash flow from operations of $5.1 million. Net income plus depreciation and amortization provided a positive cash flow of $277.6 million but this was more than offset by increases in contracts in process and inventories. During the quarter the company sold $327.1 million of receivables, including general and commuter aviation long-term receivables and a fractional ownership in a defined pool of engineering and construction and appliance receivables, to a bank syndicate and other financial institutions. During the quarter funds were used for additions to property, plant and equipment of $108.4 million and dividend payments of $47.2 million. Principally as a result of the above, short-term debt increased by $176.5 million.

Debt, net of cash and marketable securities, was $3,768 million at March 30, 1997, as compared with $3,588 million at December 31, 1996, and $3,011 million at March 31, 1996. Net debt as a percentage of total capitalization was 44.4 percent at March 30, 1997, as compared with 43.8 percent at December 31, 1996, and 40.9 percent at March 31, 1996.

Capital expenditures were $108.4 million in the first quarter of 1997 versus $104.0 million in the first quarter of 1996. Capital expenditures in 1997 are expected to be moderately above the 1996 level, excluding the effect of acquisitions.

Dividends declared to stockholders in the first quarter of 1997 were $47.2 million versus $47.9 million in 1996. The dividend rate was $.20 per quarter in both quarters.

Total employment was 74,000 at March 30, 1997, as compared with 75,300 at December 31, 1996, and 72,900 at March 31, 1996. The increase from March 31, 1996, is due principally to acquisitions of Chrysler Technologies and Rust Engineering in the second quarter of 1996 partially offset by reductions in the Electronics and Engineering and Construction segments and the sale of Xyplex in April, 1997.

In January 1997, Raytheon entered into definitive agreements to purchase the assets of Texas Instruments' (TI) defense operations for $2.95 billion in cash and to merge with Hughes Electronics' defense operations, with the combined company to be called Raytheon. The Hughes transaction is valued at $9.5 billion, comprised of approximately $5.1 billion in common stock and $4.4 billion in debt to be assumed by the merged company. The notes to the financial statements in Raytheon's 1996 Annual Report, the Annual Report on Form 10-K for the year ended December 31, 1996, and the Current Report on Form 8-K dated January 17, 1997, provide a more complete description of the Hughes transaction.

The two transactions are subject to regulatory approvals, including Hart-Scott-Rodino antitrust review, with the Hughes transaction subject to a favorable ruling by the Internal Revenue Service and approval by Raytheon, General Motors (GM) and GM "H" stockholders.

Credit ratings for the company, based on the proposed acquisitions, have been lowered by Moody's to P-2 for short-term borrowing and A-3 for senior debt as of January 16, 1997 with negative implications, by Standard and Poor's to A-3 for short-term borrowing and BBB for senior debt as of January 17, 1997 with negative implications and by Duff & Phelps to D-2 for short-term borrowing and BBB+ for senior debt as of February 26, 1997. Moody's and Standard and Poor's have reviewed the detailed financials associated with these transactions and will issue final ratings in the near term. The company expects that its cash flow from operations and asset reductions will be sufficient to maintain investment grade credit ratings and available debt financing will be sufficient to meet any additional funding requirements in 1997.

The company announced in the third quarter of 1996 that it would exit the manual-clean range market and dispose of the assets related to that operation, including its facility located in Delaware, Ohio, and recorded a $34.0 million pre-tax charge for this closing. The after-tax effect was $22.1 million or $.09 per share.

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

The company adopted Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in 1997. The adoption did not have a material effect on the company's financial position or results of operations.

The company adopted the American Institute of Certified Public Accountants' Statement of Position 96-1, Environmental Remediation Liabilities, in 1997. The adoption of the standard did not have a material effect on the company's financial position or results of operations.

The company will adopt Statement of Financial Accounting Standard No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations or earnings per share.

Forward Looking Statements

Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the ability to realize anticipated cost efficiencies from the acquisition of the defense systems and electronics business of Texas Instruments and the merger of the Company with the defense business of Hughes Electronics Corporation, the effect of worldwide political and market conditions, the impact of competitive products and pricing and the timing of awards and contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in Raytheon's reports filed with the SEC, including our Current Reports Form 8-K filed on January 6, 1997 and January 17, 1997, respectively, and our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit 10.1 $4 Billion Credit Agreement -- Five-Year Competitive Advance and Revolving Credit Facility.

Exhibit 10.2 $3 Billion Credit Agreement -- 364-Day Competitive Advance and Revolving Credit Facility.

Exhibit 27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

         (b)      Reports on Form 8-K

                  (1)Raytheon Company Current Report on Form 8-K filed with
                     the Securities and Exchange Commission on January 6, 1997.

                  (2)Raytheon Company Current Report on Form 8-K filed with
                     the Securities and Exchange Commission on January 17, 1997.

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


May 14, 1997