Form 10-Q
period 1997-06-29
RAYTHEON CO
filed 1997-08-13
CIK 82267

		      SECURITIES & EXCHANGE COMMISSION

			     WASHINGTON, D. C. 20549

				    FORM 10-Q



     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
	 Exchange Act of 1934
	 For the quarterly period ended June 29, 1997

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	 For the transition period from ............ to ...............

			  Commission File Number 1-2833


				RAYTHEON COMPANY
	     (Exact Name of Registrant as Specified in its Charter)



	     DELAWARE                                        04-1760395
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


   141 SPRING STREET, LEXINGTON, MASSACHUSETTS              02173
    (Address of Principal Executive Offices               (Zip Code)


			       (617) 862-6600
	      (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


       NUMBER OF COMMON SHARES OUTSTANDING AT JUNE 29, 1997: 236,336,496

		 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

			  PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

			   BALANCE SHEETS (Unaudited)

				     June 29, 1997    December 31, 1996
					    (In thousands)

				     ASSETS

Cash and marketable securities         $   181,274               $   138,821
Accounts receivable                        811,907                   808,715
Federal and foreign income taxes
   including deferred                      212,998                   246,120
Contracts in process, less
    progress payments                    2,993,575                 2,592,006
Inventories                              1,708,915                 1,590,967
Prepaid expenses                           268,801                   227,266
				       -----------               -----------
	 Total current assets            6,177,470                 5,603,895
 Property, plant and equipment, net      1,922,996                 1,802,012
Other assets                             3,742,584                 3,720,169
				       -----------               -----------
				       $11,843,050               $11,126,076
				       ===========               ===========

		      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion
   of long-term debt                   $ 2,510,464               $ 2,226,935
Accounts payable                         1,258,074                 1,125,881
Advance payments, less contracts in
   process                                 357,995                   341,326
Accrued expenses                         1,009,611                   997,691
				       -----------                ----------
	 Total current liabilities       5,136,144                 4,691,833
Accrued retiree benefits                   246,968                   249,992
Federal and foreign income taxes,
  including deferred                        85,765                    85,765
Long-term debt                           1,496,634                 1,500,476
Stockholders' equity                     4,877,539                 4,598,010
				       -----------               -----------
				       $11,843,050               $11,126,076
				       ===========               ===========

  The accompanying notes are an integral part of the financial statements.

		 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED


			STATEMENTS OF INCOME (Unaudited)

			    Three Months Ended           Six Months Ended
		       June 29, 1997 June 30, 1996  June 29, 1997  June 30,1996
				    (In thousands except per share data)

Net Sales                 $3,324,746   $3,126,779   $6,223,894   $5,914,385
			  ----------   ----------   ----------   ----------
Cost of sales              2,570,348    2,435,359    4,790,874    4,576,648
Administrative and
   selling expenses          282,305      262,569      542,370      527,297
Research and
   development expenses       90,472       90,002      169,547      177,464
			  ----------   ----------   ----------   ----------
Total operating expenses   2,943,125    2,787,930    5,502,791    5,281,409
			  ----------   ----------   ----------   ----------

Operating income             381,621      338,849      721,103      632,976
			  ----------   ----------   ----------   ----------

Interest expense              73,908       60,694      142,783      114,857
Interest and dividend
    income                    (9,375)     (12,293)     (15,050)     (32,570)
Other expense(income),
    net                        3,223      (23,409)       1,139      (45,236)
			  ----------   ----------   ----------   ----------

Non-operating expense,
   net                        67,756       24,992      128,872       37,051
			  ----------   ----------   ----------   ----------

Income before taxes          313,865      313,857      592,231      595,925
Federal and foreign
   income taxes              104,363      104,460      199,319      200,042
			  ----------   ----------   ----------   ----------
Net income                $  209,502   $  209,397   $  392,912   $  395,883
			  ==========   ==========   ==========   ==========

Earnings per common
   share                       $0.89        $0.88        $1.66        $1.66
Average number of common
shares outstanding during
   period                    236,293      237,474      236,285      238,783
Dividends declared per
   common share                $0.20        $0.20        $0.40        $0.40

The accompanying notes are an integral part of the financial statements.

		 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

		      STATEMENTS OF CASH FLOWS (Unaudited)

						       Six Months Ended
						  June 29, 1997  June 30, 1996
							  (In thousands)
Cash flows from operating activities:
  Net income                                       $   392,912   $    395,883
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                      193,010        175,600
    Sale of receivables                                760,600        309,200
    Other adjustments, net                          (1,213,326)    (1,221,484)
						   -----------    -----------

Net cash provided (used in) operating activities       133,196       (340,801)
						   -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment          (201,375)      (203,853)
  Payment for purchase of acquired companies,
    net of cash received                                (5,777)      (584,390)
  Proceeds from sale of operating subsidiary,
    net                                                      -         66,551
  Intangible and deferred assets                        (7,993)       (30,490)
  All other, net                                       (74,301)        21,829
						   -----------    -----------

Net cash used in investing activities                 (289,446)      (730,353)
						   -----------    -----------

Cash flows from financing activities:
   Change in short-term debt                           283,529      1,398,236
   Change in long-term debt                             (3,842)          (256)
   Dividends                                           (94,530)       (95,136)
   Purchase of treasury shares                         (17,527)      (260,261)
   Proceeds under common stock plans                    20,483         25,913
   All other, net                                       12,790          5,853
						   -----------   ------------
Net cash provided by financing activities              200,903      1,074,349
						   -----------   ------------
Effect of foreign exchange rates on cash                (1,798)        (1,013)
						   -----------   ------------
Net increase in cash and cash equivalents               42,855          2,182
Cash and cash equivalents at beginning of year         137,379        208,614
						   -----------   ------------
Cash and cash equivalents at end of second quarter $   180,234   $    210,796
						   ===========   ============


  The accompanying notes are an integral part of the financial statements.

		 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

			  NOTES TO FINANCIAL STATEMENTS

 (1) Details of certain balance sheet accounts are as follows:

					       June 29, 1997     Dec. 31,1996
						       (In thousands)
Cash and marketable securities
   Cash and cash equivalents                   $   180,234       $   137,379
   Marketable securities                             1,040             1,442
					       -----------       -----------
     Total cash and marketable securities      $   181,274       $   138,821
					       ===========       ===========

Inventories
   Finished goods                              $   608,531       $   616,660
   Work in process                                 757,550           650,132
   Material and purchased parts                    500,811           482,152
   Excess of current cost over LIFO values        (157,977)         (157,977)
					       -----------       -----------
     Total Inventories                         $ 1,708,915       $ 1,590,967
					       ===========       ===========

Property, plant and equipment
   At cost                                     $ 4,666,848       $ 4,490,359
   Accumulated depreciation and amortization    (2,743,852)       (2,688,347)
     Net property, plant and equipment         $ 1,922,996       $ 1,802,012
					       ===========       ===========

Stockholders' equity
   Preferred stock, no outstanding shares      $         -       $         -
   Common stock, outstanding shares                236,336           236,250
   Additional paid-in capital                      326,984           307,451
   Equity adjustments                              (33,775)          (11,966)
   Retained earnings                             4,347,994         4,066,275
					       -----------       -----------
     Total stockholders' equity                $ 4,877,539       $ 4,598,010
					       ===========       ===========

(2) In connection with the sale of receivables as noted in the Statement of Cash Flows, the following special purpose entities were established in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities:
Raytheon Aircraft Receivables Corporation, Raytheon Commercial Appliances Finance Corporation, Raytheon Appliances/Amana Receivables Corporation, Raytheon Commercial Appliances Receivables Corporation and Raytheon Engineers & Constructors Receivables Corporation.

(3) The company will adopt Statement of Financial Accounting Standard No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations, or earnings per share.

(4) The company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in 1998, by making the appropriate disclosures.

(5) The company will adopt Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998, by making the appropriate disclosures.

(6) Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

 (7) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		  CONDITION AND RESULTS OF OPERATIONS.

Second Quarter 1997 versus 1996

Raytheon Company reported second quarter earnings of $209.5 million, or $.89 per share, on record second quarter sales of $3.325 billion. Operating income in this year's second quarter was $381.6 million, up 12.6 percent from $338.8 million for the second quarter of 1996, compared to a 6.3 percent increase in revenues over this same period.

The second quarter earnings of $209.5 million, or $.89 per share, were achieved despite having higher interest expense of $13 million in the quarter and lower non-operating income of $30 million due to second quarter 1996 nonrecurring income adjustments related to a federal income tax refund claim and the release of a contingency reserve associated with the sale of a business.

Second quarter earnings were essentially flat with last year's second quarter of $209.4 million, earnings per share were up slightly over last year's second quarter of $.88 per share, and sales increased 6.3 percent over last year's second quarter of $3.127 billion.

The Aircraft segment reported record sales and operating income of $620 million and $60 million, respectively, for the quarter. These increases in sales and operating income of 14 percent and 25 percent, respectively, over the second quarter of 1996 reflect substantially increased shipments of general aviation aircraft with higher margins.

The Electronics segment led Raytheon's increase in second quarter sales and operating income, as segment sales grew 14 percent and segment operating income increased 22 percent, compared with the second quarter of 1996. All business groups in ElectronicsORaytheon Electronic Systems, Raytheon E-Systems and Commercial ElectronicsOwere up in both sales and operating income compared to the same period a year ago, with record sales and operating income for the quarter for Raytheon E-Systems, and strong sales and operating income for Raytheon Electronic Systems and Commercial Electronics.

The Engineering and Construction segment reported operating income of $52 million on revenues of $765 million. While engineering and construction activity remained constrained due to the pace of international turnkey projects, operating income was essentially flat with the first quarter on higher sales.

The Major Appliances segment reported second quarter sales of $393 million and operating income of $26 million. Sales were down $21 million from 1996 due principally to the discontinuance of the manual-clean cooking ranges for which a charge was taken in the third quarter of 1996 to exit the business. Operating income was down $4 million from 1996 due principally to increased advertising and promotion expenses.

The company announced the completion of the acquisition of Texas Instruments' defense business on July 11, 1997 shortly after the close of the quarter. This business is a premier supplier of advanced defense systems, including precision-guided weapons and night vision systems.

In January 1997, Raytheon entered into an agreement to merge with Hughes Electronics' defense operations, with the combined company to be called Raytheon. The Hughes transaction is valued at $9.5 billion, comprised of approximately $5.1 billion in common stock and $4.4 billion in debt to be assumed by the merged company. The notes to the financial statements in Raytheon's 1996 Annual Report, Form 10-K for the year ended December 31, 1996, and Form 8-K's filed on January 16, 1997 and May 23, 1997, provide a more complete description of the Hughes transaction.

General Motors, the parent company of Hughes Electronics Corporation, has received a ruling from the Internal Revenue Service relating to certain Federal income tax consequences of the merger and related transactions, the continuing validity of which is a condition to the merger. The merger is also subject to certain regulatory approvals, including Hart-Scott-Rodino antitrust review, and approval by Raytheon, General Motors (GM) and GM "H" stockholders.

The company announced on July 14, 1997, shortly after the close of the quarter, that it had signed an agreement to sell the home appliance, heating and air conditioning and commercial cooking segments of the Major Appliances segment. The sale is subject to U. S. government approval. The company expects to complete the sale in the third quarter.

The company will retain its commercial laundry business and its electronic controls business of the Major Appliances segment. In 1996 these two businesses accounted for approximately 20 percent of revenues and 50 percent of profits for the Major Appliances segment. The company is continuing its strategic assessment of these two businesses.

On July 29, 1997, after the close of the quarter, the company announced that the letters of credit necessary to release the financing for the SIVAM contract were issued. With the issuance of the letters of credit, the SIVAM contract is effective and Raytheon began work on the contract.

The four sources providing financing for the program are the United States Export Import Bank, AB Svensk Exportkredit (the Swedish export bank), Raytheon and the SIVAM Vendor Trust. The U. S. Export Import Bank is providing the majority of the financing for the program, with loans totaling just over US $1 billion.

Segment Data
(millions of dollars)
				Three Months Ended        Six Months Ended
Sales                      June 29,1997 June 30,1996 June 29,1997 June 30,1996
-----                      ------------ ------------ ------------ ------------

Electronics                   $1,547      $1,355       $2,990      $2,634
Engineering and Construction     765         814        1,446       1,513
Aircraft                         620         544        1,054         996
Major Appliances                 393         414          734         771
			      ------      ------       ------      ------
	 Total sales          $3,325      $3,127       $6,224      $5,914

Segment Income

Electronics                   $  244      $  200       $  489      $  400
Engineering and Construction      52          61          105         117
Aircraft                          60          48           89          72
Major Appliances                  26          30           38          44
			      ------      ------       ------      ------
   Total segment sales        $  382      $  339       $  721      $  633

Segment Income as a
Percent of Sales

Electronics                   15.8%       14.8%        16.3%       15.2%
Engineering and Construction   6.8         7.5          7.3         7.7
Aircraft                       9.7         8.8          8.5         7.2
Major Appliances               6.6         7.2          5.2         5.7
			      -----       -----        -----       -----
   Total segment income       11.5%       10.8%        11.6%       10.7%
     as a percent of sales

Certain reclassifications of prior period information were made to conform to the current year presentation.

Sales to the U. S. government, including Foreign Military Sales were $1.368 billion, an increase of $82 million or 6.4 percent from the comparable quarte of 1996. U. S. government sales were 41.1 percent of consolidated net sales in 1997, and were also 41.1 percent of sales in 1996.

Administration and selling expenses were $282.3 million or 8.5 percent of sales in 1997 versus $262.6 million or 8.4 percent of sales in 1996.

Research and development expenses were $90.5 million or 2.7 percent of sales in 1997 versus $90.0 million or 2.9 percent of sales in 1996. Research and development expenses increased in the Aircraft segment but were mostly offset by lower spending in the Electronics segment.

Operating income was $381.6 million or 11.5 percent of sales versus $338.8 million or 10.8 percent of sales in 1996. Operating income in 1997 was 12.6 percent above 1996.

Interest expense increased to $73.9 million in 1997 from $60.7 million in 1996. The increase was due to higher debt levels from the acquisitions of Chrysler Technologies and Rust Engineering late in the second quarter of 1996 and higher short term interest rates.

Interest and dividend income declined to $9.4 million in 1997 from $12.3 million in 1996. The 1996 results included accrued interest before tax on a retroactive federal income tax refund claim.

Other expense (income), net for 1997 was an expense of $3.2 million versus income of $23.4 million in 1996. The 1996 results included $20 million income before tax from the release of a contingency reserve associated with the sale of a business.

The 1997 effective tax rate of 33.3 percent reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income for 1997 was $209.5 million versus $209.4 million in 1996.

Earnings per common share for the second quarter of 1997 were $.89 versus $.88 in 1996. The average number of shares outstanding during the second quarter of 1997 was 236.3 million versus 237.5 million in 1996. During the quarter outstanding shares were increased by approximately 269 thousand shares due to the exercise of employee stock options. These were mostly offset by the repurchase of 220 thousand shares in the open market at a cost of $10.7 million.

Six months 1997 versus 1996

Consolidated net sales during the first six months of 1997 increased by 5.2 percent to $6.224 billion from $5.914 billion in 1996. Sales increased in the Electronics and Aircraft segments, partially offset by lower sales in the Engineering and Construction and Major Appliances segments.

Sales to the U. S. government were $2.688 billion in the first half of 1997 versus $2.432 billion in 1996 and were 43.2 percent of consolidated net sales in 1997 versus 41.1 percent in 1996.

Operating income was $721.1 million or 11.6 percent of sales in 1997 versus $633.0 million or 10.7 percent of sales in 1996. Operating income for the first six months of 1997 was 13.9 percent above 1996.

Non-operating expense was $128.9 million in 1997 versus $37.1 million in 1996. Interest expense increased to $142.8 million from $114.9 million in 1996 due principally to the acquisitions of Chrysler Technologies and Rust Engineering. Interest and dividend income decreased to $15.1 million in 1997 from $32.6 million in 1996. The 1996 results included accrued interest before tax on a retroactive federal income tax refund claim. Other expense (income) was an expense of $1.1 million in 1997 versus income of $45.2 million in 1996. The 1996 results included $40 million income before tax from the release of a contingency reserve associated with the sale of a business.

The effective tax rate of 33.7 percent in 1997 reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

For reasons discussed above, net income for 1997 was $392.9 million versus $395.9 million in 1996.

Earnings per share were $1.66 for the first six months of 1997 and $1.66 for the comparable period of 1996. The average number of common shares outstanding was
236.3 million for the first six months of 1997 versus 238.8 million for 1996. During the first six months of 1997, outstanding shares were increased by 455 thousand principally due to the exercise of employee stock options. These were mostly offset by the repurchase of 369 thousand shares on the open market at a cost of $17.5 million.

On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 9.5 million shares purchased under this authorization.

The book value of common shares outstanding at the end of the period was $20.64 as compared with $19.46 at December 31, 1996 and $18.35 at June 30, 1996.

All share and per share data have been restated for the two-for-one stock split on October 23, 1995.

Backlog consisted of the following at:

			     June 29,1997   December 31,1996   June 30, 1996

					     (In millions)
  Electronics                    $7,280         $7,303              $7,118
  Engineering and Construction    3,536          3,565               2,332
  Aircraft                        1,607          1,163               1,355
  Major Appliances                   53             35                  36
				-------       --------           ---------
				$12,476        $12,066             $10,841
  U. S. government backlog       $5,425         $5,637              $5,062
     included above

During the first six months of 1997 there was a positive cash flow from operations of $133.2 million versus a negative cash flow of $340.8 million for the comparable period in 1996. Net income plus depreciation and amortization provided a positive cash flow of $585.9 million. Working capital requirements principally receivables, contracts in process and inventories were $1.213 billion in the period. The company sold $760.6 million of receivables, including general and commuter aviation long-term receivables and a fractional ownership in a defined pool of engineering and construction and appliance receivables, to a bank syndicate and other financial institutions. During the period funds were used for additions to property, plant and equipment of $201.4 million and dividend payments of $94.5 million. Principally as a result of the above, short-term debt increased by $283.5 million.

Debt, net of cash and marketable securities, was $3,826 million at June 29, 1997, as compared with $3,589 million at December 31, 1996, and $3,902 million at June 30, 1996. Net debt as a percentage of total capitalization was 44.0 percent at June 29, 1997, as compared with 43.8 percent at December 31, 1996, and 47.4 percent at June 30, 1996.

Capital expenditures were $201.4 million for the first six months of 1997 versus $203.9 million in the first six months of 1996. Capital expenditures in 1997 are expected to be moderately above the 1996 level, excluding the effect of acquisitions.

Dividends declared to stockholders in the first six months of 1997 were $94.5 million versus $95.1 million in 1996. The dividend rate was $.20 per quarter for the first two quarters of 1997 and for all quarters of 1996.

Total employment was 74,200 at June 29, 1997 versus 75,300 at December 31, 1996, and 76,700 at June 30, 1996. The decrease from June 30, 1996 is due principally to employee reductions in the Electronics and Major Appliances segments.

Credit ratings for the company, based on the proposed acquisitions, have been lowered by Moody's to P-2 for short-term borrowing and Baa1 for senior debt, by Standard and Poor's to A-3 for short-term borrowing and BBB for senior debt. Duff & Phelps has provided ratings of D-2 for short-term borrowing and BBB+ for senior debt. The company expects that its cash flow from operations and asset reductions will be sufficient to maintain investment grade credit ratings and available debt financing will be sufficient to meet any additional funding requirements in 1997.

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

Recurring costs associated with the company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with the environmental compliance are immaterial. The company is involved in various stages of investigation and cleanup relative to remediation of various sites. All appropriate costs incurred in connection therewith have been expensed. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability will not have a material effect on the company's financial position, liquidity, or results of operations after giving effect to provisions already recorded.

The company will adopt Statement of Financial Accounting Standard No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations, or earnings per share.

The company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in 1998, by making the appropriate disclosures.

The company will adopt Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, by making the appropriate disclosures.

Forward Looking Statements

Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the ability to realize anticipated cost efficiencies from the recently completed acquisition of the defense systems and electronics business of Texas Instruments and the pending merger of the Company with the defense business of Hughes Electronics Corporation, the effect of worldwide political and market conditions, the impact of competitive products and pricing and the timing of awards and contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in Raytheon's reports filed with the SEC, including, our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and our Current Reports on Form 8-K dated January 16, 1997 and May 23, 1997.

			   PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

	 (a)      Exhibits

		  Exhibit 10.1 Restricted Unit Award Agreement betwen Raytheon Company and Dennis J. Picard

		  Exhibit 27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).


	 (b)      Reports on Form 8-K

		  (1) Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23,1997.


				    SIGNATURE

	 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				      RAYTHEON COMPANY (Registrant)


				     By: /s/  Peter R. D'Angelo
					      Peter R. D'Angelo
					      Executive Vice President and
					      Chief Financial Officer
August 13 , 1997