Form 10-Q
period 1997-09-28
RAYTHEON CO
filed 1997-11-12
CIK 82267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 28, 1997

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


                                 (781) 862-6600
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


     NUMBER OF COMMON SHARES OUTSTANDING AT SEPTEMBER 28, 1997: 236,330,807

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           BALANCE SHEETS (Unaudited)

                                             Sept. 28, 1997       Dec. 31, 1996
                                             --------------       -------------
                                                        (In thousands)
ASSETS

Cash and marketable securities               $   267,684           $   138,821
Accounts receivable                              953,652               808,715
Federal and foreign income taxes,
  including deferred                             227,554               246,120
Contracts in process, less progress payments   3,148,259             2,592,006
Inventories                                    1,652,815             1,590,967
Prepaid expenses                                 304,005               227,266
                                           -------------            ----------
         Total current assets                  6,553,969             5,603,895

Property, plant and equipment, net             2,046,958             1,802,012
Other assets                                   6,655,225             3,720,169
                                           -------------           -----------
                                             $15,256,152           $11,126,076
                                           =============           ===========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Notes payable and current portion
   of long-term debt                         $  2,174,785          $ 2,226,935
Accounts payable                                1,265,300            1,125,881
Advance payments, less contracts in process       389,327              341,326
Accrued expenses                                1,515,709              997,691
                                             ------------          -----------
         Total current liabilities              5,345,121            4,691,833

Accrued retiree benefits                          423,793              249,992
Federal and foreign income taxes,
   including deferred                              85,765               85,765
Long-term debt                                  4,386,377            1,500,476
Stockholders' equity                            5,015,096            4,598,010
                                             ------------          -----------
                                              $15,256,152          $11,126,076
                                             ============          ===========

The accompanying notes are an integral part of the financial statements.


                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                          Three Months Ended         Nine Months Ended
                                  Sept. 28, 1997  Sept. 29, 1996     Sept. 28, 1997   Sept. 29, 1996
                                  --------------  -------------     --------------   --------------
                                                 (In thousands except per share data)
Net sales                           $3,445,310     $3,032,360          $9,669,204    $8,946,745
                                    ----------     ----------          ----------    ----------
Cost of sales                        2,635,702      2,428,087           7,426,576     7,004,735
Administrative and selling expenses    269,501        254,358             811,871       781,655
Research and development expenses      120,510         76,862             290,057       254,326
Special charge                               -         34,000                   -        34,000
                                    ----------     ----------          ----------    ----------
Total operating expenses             3,025,713      2,793,307           8,528,504     8,074,716
                                    ----------     ----------          ----------    ----------
Operating income                       419,597        239,053           1,140,700       872,029
                                    ----------     ----------          ----------   -----------
Interest expense                       119,810         70,827             262,593       185,684
Interest and dividend income            (9,291)       (60,314)            (24,341)      (92,884)
Other (income) expense, net            (13,189)         2,623             (12,050)      (42,613)
                                    ----------     ----------          ----------    ----------
Non-operating expense, net              97,330         13,136             226,202        50,187
                                    ----------     ----------          ----------    ----------
Income before taxes                    322,267        225,917             914,498       821,842
Federal and foreign income taxes       111,047         38,027             310,366       238,069
                                    ----------     ----------          ----------    ----------
Net income                          $  211,220     $  187,890          $  604,132    $  583,773
                                    ==========     ==========          ==========    ==========

Earnings per common share               $0.89           $0.80               $2.56         $2.45
Average number of common shares
     outstanding during period        236,411         235,932             236,327       237,833
Dividends declared per common share     $0.20           $0.20               $0.60          0.60

 The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                         Nine Months Ended
                                                      Sept. 28,     Sept. 29,
                                                         1997          1996
                                                      ---------     ----------
                                                           (In thousands)
Cash flows from operating activities:
     Net income                                       $  604,132    $  583,773
     Adjustments to reconcile net income to
     net cash provided by operating activities
         Depreciation and amortization                   325,326       271,321
         Special charge                                        -        34,000
         Sale of receivables                           1,080,500       524,500
         Gain on sale of operating unit                  (13,000)            -
         Other adjustments, net                       (1,702,995)   (1,934,741)
                                                      ----------    ----------
Net cash provided by (used in) operating activities      293,963      (521,147)
                                                      ----------    ----------
Cash flows from investing activities:
     Additions to property, plant and equipment         (305,381)     (287,597)
     Payment for purchase of acquired companies,
         net of cash received                         (3,018,277)     (584,390)
     Proceeds from sale of operating unit, net           522,200        66,551
     Additions to intangible assets                       (8,684)      (36,207)
     All other, net                                      (86,059)       (5,481)
                                                      -----------   ----------
Net cash used in investing activities                  (2,896,201)    (847,124)
                                                      -----------   ----------
Cash flows from financing activities:
     Change in short-term debt                            (52,150)   1,721,396
     Change in long-term debt                           2,885,901       (3,122)
     Dividends                                           (141,808)    (142,317)
     Purchase of treasury shares                          (65,256)    (305,842)
     Proceeds under common stock plans                     48,722       45,047
     All other, net                                        60,069        4,992
                                                      -----------   ----------
Net cash provided by financing activities               2,735,478    1,320,154
                                                      -----------   ----------
Effect of foreign exchange rates on cash                   (3,986)        (663)
                                                      -----------   ----------
Net increase (decrease) in cash and cash equivalents      129,254      (48,780)
Cash and cash equivalents at beginning of year            137,379      208,614
                                                      -----------   ----------
Cash and cash equivalents at end of third quarter     $   266,633   $  159,834
                                                     ============   ==========

The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          NOTES TO FINANCIAL STATEMENTS

(1) Details of certain balance sheet accounts are as follows:

                                                 Sept. 28, 1997  Dec. 31, 1996
                                                 --------------  -------------
                                                       (In thousands)
Cash and marketable securities
     Cash and cash equivalents                   $  266,633       $  137,379
     Marketable securities                            1,051            1,442
                                                 ----------       ----------
         Total cash and marketable securities    $  267,684       $  138,821
                                                 ==========       ==========

Inventories
     Finished goods                              $  371,977       $  616,660
     Work in process                                934,847          650,132
     Material and purchased parts                   503,968          482,152
     Excess of current cost over LIFO values       (157,977)        (157,977)
                                                -----------       ----------
         Total inventories                       $1,652,815       $1,590,967
                                                 ==========       ==========

Property, plant and equipment
     At cost                                     $4,928,196       $4,490,359
     Accumulated depreciation and amortization   (2,881,238)      (2,688,347)
                                                 ----------       ----------
         Net property, plant and equipment       $2,046,958       $1,802,012
                                                 ==========       ==========

Stockholders' equity
     Preferred stock, no outstanding shares      $        -       $        -
     Common stock, outstanding shares               236,331          236,250
     Additional paid-in capital                     353,174          307,451
     Equity adjustments                             (40,670)         (11,966)
     Retained earnings                            4,466,261        4,066,275
                                                 ----------       ----------
        Total stockholders' equity               $5,015,096       $4,598,010
                                                 ==========       ==========

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

(3) The company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations, or earnings per share.

(4) The company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in 1998, by making the appropriate disclosures.

(5) The company will adopt Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998, by making the appropriate disclosures.

(6) Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presention.

(7) The information furnished has been prepared from the accounts without audit. In the opinion of management, the information reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1997 versus 1996

         Raytheon Company reported third quarter earnings of $211.2 million, or $.89 per share, on record third quarter sales of $3.445 billion.

         The third quarter 1997 earnings of $211.2 million, or $.89 per share, were achieved despite higher non-operating expense of $84 million. This higher non-operating expense included $49 million of increased interest expense, $51 million of lower interest income primarily associated with non-recurring R&D tax credits recorded in the third quarter of last year, and $16 million of higher other income including a $13 million gain on the sale of several operations within the Major Appliances segment. The sale of these appliance operations contributed 3 cents per share to the 1997 third quarter earnings.

         The third quarter earnings of $211.2 million were up slightly from the $210.0 million recorded in the third quarter of 1996. The 1996 earnings exclude a $22.1 million after-tax special charge. Earnings per share of $.89 were flat with 1996, and 1997 sales of $3.445 billion, including the acquisition of Raytheon TI Systems, were up 14 percent from the $3.032 billion recorded in 1996. Including the special after-tax charge, reported earnings for the third quarter of 1996 were $187.9 million or $.80 per share compared to $.89 per share in the third quarter of 1997.

         The 1997 third quarter effective tax rate of 34.5 percent compares to a
19.2 percent effective tax rate, excluding the special charge, during the comparable period last year reflecting $38 million in nonrecurring R&D tax credits recorded in 1996.

         During the quarter, Raytheon completed the acquisition of Texas Instruments' (TI) defense business. The bond offering to finance the TI defense acquisition was successfully completed with substantial over-subscription. The sale of several operations of the Appliance Group was also completed.

         Shortly after the close of the quarter, the Department of Justice gave approval to the merger of Hughes Electronics' defense operations and Raytheon. The Hughes defense-Raytheon merger, once completed, will create a combined company of more than 120,000 employees, with approximately $20 billion in sales, on a 1996 pro forma basis, of which over $13 billion is attributable to defense and government electronics. The merger is subject to approval by stockholders of Raytheon and General Motors, including GM Class H common stockholders.

         The Aircraft segment reported record third quarter sales and operating income of $594 million and $61 million, respectively. The 19 percent increase in sales and 85 percent increase in operating income over the third quarter of 1996 reflected substantially increased shipments of general aviation aircraft.

         The Electronics segment led Raytheon's increase with record third quarter sales and operating income, as segment sales grew 33 percent and segment operating income increased 65 percent, compared with the third quarter of 1996. These increases include partial results for Raytheon TI Systems. Both sales and operating income were up for Raytheon Electronic Systems, Raytheon E-Systems and Commercial Electronics compared to the same period a year ago, with record sales and operating income for the quarter for Raytheon E-Systems, and strong sales and operating income for Raytheon Electronic Systems and Commercial Electronics. Raytheon Electronic Systems recorded its third successive quarter of increased sales and operating income.

         The Engineering & Construction segment reported quarterly operating income of $39 million on revenues of $752 million. Sales were down from the third quarter of 1996 due to delays in funding of new international orders and a slower than anticipated pace of several turnkey projects. Operating income was flat with the third quarter of 1996.

         Raytheon Engineers & Constructors has experienced delays in the award and funding of international projects that have adversely affected its financial performance during 1997. While the company is trying to address this trend, such delays are continuing currently.

         The Major Appliances segment reported third quarter sales of $297 million and operating income of $6 million. On September 10, Raytheon completed the sale of the home appliance, heating and air conditioning and commercial cooking operations of its Appliance Group to Goodman Manufacturing Company, L. P., of Houston, Texas. Raytheon has retained the commercial laundry and electronic controls operations of the Appliance Group. Raytheon is a market leader in commercial laundry. In 1996, these two operations combined accounted for approximately 20 percent of revenues and 50 percent of profits for the Appliance Group. Raytheon is continuing its strategic evaluation of these two businesses.

Segment Data

                                Three Months Ended      Nine Months Ended
Sales                          Sept. 28,  Sept. 29,   Sept. 28,  Sept. 29,
-----                            1997       1996        1997       1996
                               -------------------    -------------------
                                             (In millions)

Electronics                    $1,802     $1,358      $4,791     $3,992
Engineering & Construction        752        792       2,198      2,305
Aircraft                          594        498       1,649      1,494
Major Appliances                  297        384       1,031      1,156
                               ------     ------      ------     ------
         Total sales           $3,445     $3,032      $9,669     $8,947

Segment Income

Electronics                    $  314     $  190      $  803     $  590
Engineering & Construction         39         39         144        156
Aircraft                           61         33         150        105
Major Appliances                    6         11          44         55
                               ------     ------      ------     ------
         Total segment income  $  420     $  273      $1,141     $  906

Segment Income as a
Percent of Sales

Electronics                     17.4%     14.0%       16.8%      14.8%
Engineering & Construction       5.2       4.9         6.6        6.8
Aircraft                        10.3       6.6         9.1        7.0
Major Appliances                 2.0       2.9         4.3        4.8
                                ----      ----        ----       ----
         Total segment income   12.2%      9.0%       11.8%      10.1%
         as a percent of sales

     Certain reclassifications of prior period information were made to conform to the current year presentation.

     Sales to the U. S. government, including Foreign Military Sales, were $1.621 billion, an increase of $345 million or 27.0 percent from the comparable quarter of 1996 due principally to the acquisition of Raytheon TI Systems. U. S. government sales were 47.1 percent of consolidated net sales in 1997, and were
42.1 percent of sales in 1996.

     Administration and selling expenses were $269.5 million or 7.8 percent of sales in 1997 versus $254.4 million or 8.4 percent of sales in 1996. The percent decline was primarily from record sales in the Aircraft and Electronics segments.

     Research and development expenses were $120.5 million or 3.5 percent of sales in 1997 versus $76.9 million or 2.5 percent of sales in 1996. Research and development expenses increased due to the acquisition of Raytheon TI Systems and increased spending in the Aircraft segment.

     Operating income was $419.6 million or 12.2 percent of sales versus $273.1 million or 9.0 percent of sales, excluding the special charge, in 1996. Operating income in 1997 was 53.7 percent above 1996.

     Interest expense increased to $119.8 million in 1997 from $70.8 million in 1996. The increase was due to higher debt levels from the acquisition of Raytheon TI Systems and higher short-term interest rates.

     Interest and dividend income declined to $9.3 million in 1997 from $60.3 million in 1996. The 1996 results included accrued interest on a retroactive federal income tax refund claim.

     Other (income) expense, net for 1997 was income of $13.2 million versus expense of $2.6 million in 1996. The 1997 results included $13.0 million income before tax from the sale of several operations within the Major Appliances segment.

      The 1997 effective tax rate of 34.5 percent reflects the statutory rate of 35 percent reduced by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

    For reasons discussed above, net income for 1997 was $211.2 million versus $210.0 million, excluding the special charge, in 1996. The 1996 earnings including the special charge were $187.9 million.

    Earnings per common share for the third quarter of 1997 were $.89 versus $.80, including the special charge, in 1996. The average number of shares outstanding during the third quarter of 1997 was 236.4 million versus 235.9 million in 1996.

Nine Months 1997 versus 1996

     Consolidated net sales during the first nine months of 1997 increased by 8.1 percent to $9.669 billion from $8.947 billion in 1996. Sales increased in the Electronics and Aircraft segments, partially offset by lower sales in the Engineering & Construction and Major Appliances segments.

      Sales to the U. S. government were $4.310 billion in the first nine months of 1997 versus $3.708 billion in 1996 and were 44.6 percent of consolidated net sales in 1997 versus 41.4 percent in 1996.

     Operating income was $1.141 billion or 11.8 percent of sales in 1997 versus $906.0 million or 10.1 percent of sales, excluding the special charge, in 1996. Operating income for the first nine months of 1997 was 25.9 percent above 1996.

      Non-operating expense was $226.2 million in 1997 versus $50.2 million in 1996. Interest expense increased to $262.6 million from $185.7 million in 1996 due principally to the acquisition of Raytheon TI Systems in July 1997, the acquisitions of Chrysler Technologies and Rust Engineering in the second quarter of 1996 and higher short-term interest rates. Interest and dividend income decreased to $24.3 million in 1997 from $92.9 million in 1996. The 1996 results included accrued interest on a retroactive federal income tax refund claim. Other income was $12.1 million in 1997 versus $42.6 million in 1996. The 1996 results included $40.0 million income before tax from the release of a contingency reserve associated with the sale of a business.

         The effective tax rate of 33.9 percent in 1997 reflects the statutory rate of 35 percent reduced principally by Foreign Sales Corporation tax credits and incremental research and development tax credits applicable to certain government contracts, partially offset by non-deductible amortization of goodwill.

         For reasons discussed above, net income for 1997 was $604.1 million versus $605.9 million, excluding the special charge, in 1996. Including the special charge, net income increased from $583.8 million in 1996 to $604.1 million for the first nine months of 1997.

         Earnings per share were $2.56 for the first nine months of 1997 and $2.45 for the comparable period of 1996, including the special charge. Earnings per share in 1996 were $2.55 excluding the special charge. The average number of common shares outstanding was 236.3 million for the first nine months of 1997 versus 237.8 million for 1996. During the first nine months of 1997, outstanding shares were increased by 1.3 million principally due to the exercise of employee stock options. These were mostly offset by the repurchase of 1.2 million shares on the open market at a cost of $65.3 million.

         On February 22, 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock. There have been 9.5 million shares purchased under this authorization.

         The book value of common stock outstanding at the end of the period was $21.22 as compared with $19.46 at December 31, 1996 and $18.85 at September 29, 1996.

         All share and per share data have been restated for the two-for-one stock split on October 23, 1995.

         Backlog consisted of the following at:

                            Sept. 28,       Dec. 31,      Sept. 29,
                              1997           1996           1996
                            ---------       --------      ---------
                                         (In millions)

 Electronics                  $ 8,757       $ 7,303       $ 6,824
 Engineering & Construction     3,167         3,565         3,101
 Aircraft                       1,543         1,163         1,284
 Major Appliances                  44            35            45
                              -------       -------       --------
   Total backlog              $13,511       $12,066       $11,254
 U. S. government backlog
 included above               $ 6,706       $ 5,637       $ 4,918

      During the first nine months of 1997 there was a positive cash flow from operations of $294.0 million versus a negative cash flow of $521.1 million for the comparable period in 1996. Net income plus depreciation and amortization provided a positive cash flow of $929.5 million. Working capital requirements, principally receivables, contracts in process and inventories were $1.703 billion in the period. The company sold $1.081 billion of receivables, including appliance, general and commuter aviation eligible long-term receivables and eligible engineering and construction and appliance short-term receivables, to a bank syndicate and other financial institutions. During the period, the company used $2.496 billion for net acquisitions and divestitures, $305.4 million for additions to property, plant and equipment and $141.8 million for payment of dividends. Principally as a result of the above, total debt increased by $2.834 billion. Short-term debt decreased by $52.2 million. Long-term debt increased by $2.886 billion due to the acquisition of Raytheon TI Systems which also increased excess of cost over net assets of acquired companies by $2.921 billion. On August 12, 1997, Raytheon completed a public offering of $3.0 billion aggregate principal amount of Raytheon notes offered with final maturities of three, five, 10 and 30 years.

         Debt, net of cash and marketable securities, was $6.293 billion at September 28, 1997, as compared with $3.589 billion at December 31, 1996 and $4.273 billion at September 29, 1996. Net debt as a percentage of total capitalization was 55.7 percent at September 28, 1997, as compared with 43.8 percent at December 31, 1996 and 49.0 percent at September 29, 1996.

         Capital expenditures were $305.4 million for the first nine months of 1997 versus $287.6 million for the first nine months of 1996. Capital expenditures in 1997 are expected to be moderately above the 1996 level, excluding the effect of acquisitions.

         Dividends declared to stockholders in the first nine months of 1997 were $141.8 million versus $142.3 million in 1996. The dividend rate was $.20 per quarter for the first three quarters of 1997 and for all quarters of 1996.

         Total employment was 80,700 at September 28, 1997 versus 75,300 at December 31, 1996, and 76,400 at September 29, 1996. The increase from September 29, 1996 is due principally to the acquisition of Raytheon TI Systems, partially offset by the sale of several operations within the Major Appliances segment and employee reductions in the Aircraft and Engineering & Construction segments.

         Credit ratings for the company, based on the acquisition of Raytheon TI Systems and the company's proposed merger with the defense business of Hughes Electronics Corporation, have been established by Moody's at P-2 for short-term borrowing and Baa1 for senior debt, by Standard and Poor's at A-3 for short-term borrowing and BBB for senior debt. Duff & Phelps has provided ratings of D-2 for short-term borrowing and BBB+ for senior debt. The company expects that its cash flow from operations and asset reductions will be sufficient to maintain investment grade credit ratings and available debt financing will be sufficient to meet any additional funding requirements in 1997.

         The company announced in the third quarter of 1996 that it would exit the manual-clean range market and dispose of the assets related to that operation, including its facility located in Delaware, Ohio, and recorded a $34.0 million pre-tax charge for this closing. The after-tax effect was $22.1 million or $.09 per share.

         The company enters into interest rate swaps and foreign currency forward agreements with commercial and investment banks to reduce the impact of changes in interest rates and foreign exchange rates on long-term debt and on purchases, sales and financing arrangements with lenders, vendors, customers and foreign subsidiaries. The company meets its working capital requirements mainly with variable rate short-term financing. The company also enters into foreign exchange forward contracts to minimize fluctuations in the value of payments due to international vendors and the value of foreign currency denominated receipts. The hedges used by the company are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The impact on the financial position, liquidity, and results of operations from likely changes in foreign exchange and interest rates is immaterial due to the minimizing of risk through the hedging of transactions related to specific assets, liabilities, or commitments.

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

      The company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, in the fourth quarter of 1997. The adoption is not expected to have a material effect on the company's financial position, results of operations, or earnings per share.

     The company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in 1998, by making the appropriate disclosures.

     The company will adopt Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, by making the appropriate disclosures.

Forward Looking Statements

     Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the ability to realize anticipated cost efficiencies from the recently completed acquisition of the defense systems and electronics business of Texas Instruments and the pending merger of the company with the defense business of Hughes Electronics Corporation, the effect of worldwide political and market conditions, the impact of competitive products and pricing and the timing of awards and contracts, particularly international contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in Raytheon's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and our Current Reports on Form 8-K dated January 16, 1997 and May 23, 1997.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - Exhibit 27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

          (b)     Reports on Form 8-K:

                  Raytheon Company Current Reports on Form 8-K dated July 1, 1997, July 14, 1997, October 6, 1997 and October 13, 1997.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAYTHEON COMPANY (Registrant)

                                        By:  /s/  Peter R. D'Angelo
                                                  Peter R. D'Angelo
                                             Executive Vice President and
November 11, 1997                               Chief Financial Officer